Form 10-K
period 2008-12-31
FACET BIOTECH CORP
filed 2009-03-31
CIK 1441848

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34154

Facet Biotech Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2940575 (I.R.S. Employer Identification No.)

1400 Seaport Boulevard
Redwood City, CA 94063
(Address of principal executive offices)

Registrant's telephone number, including area code
 (650) 454-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.01 per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          On June 30, 2008, the registrant's stock was not publicly traded. As of March 20, 2009, the registrant had outstanding 24,578,158 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement to be delivered to stockholders with respect to the registrant's 2009 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

 PART I

Forward-looking Statements

        This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

        As used in this Annual Report, the terms "we," "us," "our," the "Company" and "Facet Biotech" mean Facet Biotech Corporation and its subsidiaries (unless the context indicates a different meaning). In addition, these terms refer to the former Biotechnology Business that was integrated and operated by PDL Biopharma, Inc. (PDL) prior to December 2008, which is now operated by Facet Biotech.

        We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including Facet Biotech, the Facet Biotech logo and HuZAF™, each of which is considered a trademark, and Nuvion®. All other company names, tradenames and trademarks included in this Annual Report are trademarks, registered trademarks or trade names of their respective owners.

ITEM 1.    BUSINESS

OVERVIEW

        We are a biotechnology company that takes a disciplined, biology-driven approach to identify and develop oncology therapeutics. We have core competencies in tumor biology and antibody engineering, as evidenced by our pipeline of four clinical-stage candidates, all of which are products of our research efforts, and a proprietary protein engineering technology platform that we believe has the potential to yield near-term value.

        Facet Biotech was organized by PDL in July 2008 as a Delaware corporation. At the beginning of 2008, PDL operated three businesses: (1) the biotechnology business (Biotechnology Business), (2) antibody humanization royalty patents and related business (Royalty Business) and (3) the development, sale and marketing of non-antibody commercial products (Commercial and Cardiovascular Business). In 2008, as a result of an ongoing strategic review which the PDL Board commenced in 2007, PDL announced that its Board had authorized in principle the distribution of our common stock to PDL's stockholders in a spin-off of the Biotechnology Business from PDL in order to maximize stockholder value. This resulted in the formation of Facet Biotech.

        The spin-off of Facet Biotech from PDL was effected on December 18, 2008, and was accomplished through a series of transactions pursuant to the terms and conditions of the Separation and Distribution Agreement between Facet Biotech and PDL whereby PDL contributed to us its Biotechnology Business, including certain intellectual property, but not PDL's antibody humanization patents, and distributed to its stockholders of record all of the outstanding shares of Facet Biotech's common stock.

        Following the spin-off, we became an independent, publicly traded company owning and operating what previously had been PDL's Biotechnology Business. In connection with the spin-off, PDL contributed to us, from its cash reserves on hand, funding of $405 million in cash. We expect that this initial cash contribution, future payments from Biogen Idec Inc. and Bristol-Myers Squibb Company (BMS) related to our collaboration agreements with these entities, and royalty and milestone revenues from certain other agreements, each of which was assigned to us in the spin-off, will be sufficient to fund our operations and working capital requirements through approximately the end of 2012, based on current operating plans.

        Our business strategy focuses primarily on the following areas:

  •
  Focusing our efforts in oncology:  We recently decided to focus our research and development efforts solely in the oncology therapeutic area. By taking a more focused approach in oncology, we intend to enhance our expertise in this area by both building upon and augmenting our existing internal capabilities and leveraging external expertise to become a leading oncology-focused organization. Three of our four products currently in clinical development are targeted at oncology indications, and we are focused on expanding our pipeline with additional oncology candidates.

  •
  Advancing our existing pipeline:  We are focused on advancing our existing clinical programs to further stages of development. We currently have four antibodies in the clinic for oncology and immunologic disease indications, of which two are in phase 2 and two in phase 1. We have two strategic development collaborations in place, which we believe will help us increase the likelihood of success of our programs by (1) enhancing our development capabilities, (2) providing therapeutic area knowledge and expertise with bringing products to market and (3) sharing in the cost and risks associated with the development of product candidates.

  •
  Expanding our pipeline:  We are focused on expanding our pipeline with additional oncology-focused programs. We are seeking to augment our pipeline through primarily business development efforts, including through strategic collaborations and in-licensing opportunities, specifically in the oncology area. Generally, we expect to focus our business development efforts on the pursuit of products that are in phase 1 clinical trials or preclinical development.

  •
  Refining our protein engineering platform technologies:  Building on our years of experience in the humanization of antibodies, we are leveraging our strength in antibody engineering to improve upon the overall characteristics of antibody therapeutics. We are applying these capabilities toward our own antibodies and to explore the development of improved next-generation antibodies, which we believe may provide strategic advantages to pharmaceutical and biotechnology companies involved in the development of antibody therapeutics. We are currently evaluating opportunities to realize value from these technologies.

        We believe we can successfully implement our strategy through our key strengths, including: (1) engineering and optimizing antibody therapeutics, (2) using our process science capabilities to develop highly efficient manufacturing processes and appropriate pharmaceutical dosage forms for our products from clinical through to commercial scale, (3) applying our preclinical expertise to gain detailed biological, pharmacological and toxicological understanding of product candidates, (4) advancing the development of validated preclinical therapeutics from the preclinical stage through phase 1 clinical studies and (5) utilizing our cash position to support our business strategy.

OUR PRODUCTS IN DEVELOPMENT

        We currently have several investigational compounds in various stages of development for the treatment of cancer and immunologic diseases, three of which we are developing with our collaboration partners; two with Biogen Idec and one with BMS. The table below lists the antibodies for which we are pursuing development activities either on our own or in collaboration with other companies. These product candidates are at early stages of development, and none of our product candidates have been approved by the United States Food and Drug Administration (FDA) or commercialized in the indication in which our trials are focused. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in Item 1A under the heading "Risk Factors."

Product Candidate	Indication/Description	Program Status	Collaborator
Daclizumab	Multiple sclerosis	Phase 2	Biogen Idec
Volociximab (M200)	Solid tumors	Phase 1/2	Biogen Idec
Elotuzumab (HuLuc63)	Multiple myeloma	Phase 1	BMS
PDL192	Solid tumors	Phase 1	—
PDL241	Immunologic diseases	Preclinical	*
Other preclinical research candidates	Oncology	Multiple candidates under evaluation	—

*
BMS has an option to expand our collaboration to include the PDL241 antibody upon completion of certain pre-agreed preclinical studies, which we expect to complete in the second half of 2009.

        Daclizumab.    Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune- mediated processes in the body. Daclizumab has been approved for acute transplant rejection and commercialized by Hoffmann La-Roche (Roche) under the trademark Zenapax.

        Beyond transplant induction therapy, we believe this antibody has potential in multiple sclerosis as well as other indications. We have created a high-yield manufacturing process for daclizumab and a stable, higher concentration subcutaneous formulation required to move daclizumab into larger areas of immunological disease. Currently, we have a worldwide strategic development collaboration for daclizumab with Biogen Idec in multiple sclerosis and other immunologic disease areas in which we share development costs and commercial rights. Outside of the Biogen Idec collaboration, Facet Biotech wholly owns the rights for daclizumab in respiratory and transplant maintenance indications.

        See Our Business—Strategic Collaborations and Licensing Agreements section for more details on the collaboration agreement.

        Daclizumab in Multiple Sclerosis:    We and our collaboration partner, Biogen Idec, are currently testing daclizumab as a monotherapy for relapsing multiple sclerosis in a phase 2 study. In 2007, we and Biogen Idec announced that the CHOICE trial, a phase 2, randomized, double-blind, placebo-controlled trial of daclizumab conducted in 270 patients, met its primary endpoint in relapsing MS patients being treated with interferon beta. These data showed daclizumab administered at 2 mg/kg every two weeks as a subcutaneous injection added to interferon beta therapy significantly reduced new or enlarged gadolinium-enhancing lesions at week 24 compared to interferon beta therapy alone. We and Biogen Idec continue to evaluate the results of the CHOICE study to help further inform the development of daclizumab for multiple sclerosis.

        In the first quarter of 2008, we and Biogen Idec initiated a phase 2 monotherapy trial of daclizumab, the SELECT trial, to advance the overall clinical development program in relapsing MS,

which trial is currently ongoing. In the first quarter for 2009, we and Biogen Idec announced that the FDA and European regulatory agencies have agreed to consider an expanded SELECT study as one pivotal trial, thus requiring us to conduct only one additional registration-enabling study. This proposal was endorsed; therefore, we are preparing to amend the SELECT trial to increase the sample size from 300 to 600 subjects and change the primary endpoint to annualized relapse rate. Results of this study or an interim futility analysis will further guide decisions around the second registration-enabling study in which Biogen Idec would play a lead role, leveraging their experience in the commercialization of treatments for multiple sclerosis.

        Volociximab (M200).    Volociximab is a chimeric monoclonal antibody that inhibits the functional activity of a5ß1 integrin, a protein found on activated endothelial cells. Blocking the activity of a5ß1 integrin has been found to prevent angiogenesis, which is the formation of new blood vessels that feed tumors and allow them to grow and metastasize.

        We believe that volociximab may have potential in treating solid tumors and that its role in angiogenesis may also aid in the treatment of age-related macular degeneration (AMD).

        Volociximab in Solid Tumors:    Currently, we have a worldwide, development collaboration with Biogen Idec for volociximab in oncology under which we are currently investigating volociximab in clinical trials in patients with advanced solid tumors. These include phase 1-2 and phase 1 clinical trials in ovarian cancer and non-small cell lung cancer (NSCLC), respectively. Prior to these trials, we conducted studies of volociximab in third-line ovarian cancer, pancreatic cancer, renal cell carcinoma and melanoma. The data from these trials and associated analyses have contributed to our understanding of the mechanism and safety profile of volociximab, and we are applying this knowledge to our ongoing programs. We plan to continue to evaluate the data from our ongoing studies and collaborate with Biogen Idec on the future development plans for this antibody.

        Volociximab in Eye Disorders:    We and Biogen Idec have licensed volociximab for ophthalmic indications to Ophthotech for various milestones and eventual royalties on potential product sales. See Our Business—Strategic Collaborations and Licensing Agreements section for more details on this out-licensing agreement.

        Elotuzumab (HuLuc63).    Elotuzumab is a humanized monoclonal antibody that binds to CS1, a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal human cells. We believe elotuzumab may induce anti-tumor effects primarily through antibody-dependent cellular cytotoxicity (ADCC) activity on myeloma cells. We believe elotuzumab has significant potential as a targeted therapy for multiple myeloma.

        Preclinical data from our elotuzumab program are suggestive of the antibody's biologic activity. Our scientific rationale supporting the development of this antibody includes reduction of human multiple myeloma tumors in animal models, destruction of multiple myeloma cells obtained directly from patients, and an extensive analysis of the target for elotuzumab, CS1, which is highly expressed in almost all cases of multiple myeloma independent of stage or prior therapy.

        We are evaluating elotuzumab three phase 1 trials in patients with multiple myeloma: one as a monotherapy in relapsed refractory patients, one in combination with Velcade® (bortezomib) as a second line treatment and another in combination with Revlimid® (lenalidomide) as a second line treatment. We have published early dose escalation results from the ongoing monotherapy study and combination studies reflecting pharmacokinetic (PK) and tolerance data and some early response data. We also published preclinical data supporting the use of elotuzumab in combination with other agents.

        In August 2008, we entered into a collaboration agreement with BMS for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications. See Our Business—Strategic Collaborations and Licensing Agreements section for more details on the collaboration agreement.

        PDL192.    PDL192 is a humanized monoclonal antibody that binds to the TWEAK (tumor necrosis factor-like weak inducer of apoptosis) receptor (TweakR), also known as Fn14 or TNFRSF12A, a cell surface glycoprotein with homology to the family of tumor necrosis factor (TNF) receptors. PDL192 appears to have dual mechanisms of action, where binding to the target results in a biological signal detrimental to the cancer cell. In addition, PDL192 may be able to recruit the immune system to also mediate ADCC activity to help destroy the tumor. Our scientists have demonstrated that TweakR is over-expressed in a number of solid tumor indications including pancreatic, colon, lung, renal, breast and head and neck cancers, and ongoing scientific work will help prioritize those tumors for therapeutic testing. In preclinical studies, PDL192 also has been shown to inhibit tumor growth of various models of human cancer in mice. We filed the IND for PDL192 in the second quarter of 2008 and have initiated a phase 1 dose escalation program in solid tumors.

        In December 2005, we entered into a worldwide licensing agreement with Human Genome Sciences, Inc. (HGS) under which HGS licensed to us certain patent rights which supports our development of PDL192. We would be obligated to pay HGS development milestone payments of up to $30 million should PDL192 be developed to commercialization and, should PDL192 ever receive marketing approval, we would be obligated to pay HGS royalties on potential future sales of covered antibody therapeutics.

        PDL241.    PDL241 is a novel humanized monoclonal antibody that we believe may have potential in immunologic diseases. We are currently conducting preclinical toxicology and mechanistic studies for this preclinical candidate, which we hope to advance into the clinic. Under the terms of our collaboration agreement with BMS to develop elotuzumab, BMS has an option to expand the collaboration to include the PDL241 antibody upon completion of certain pre-agreed preclinical studies. We expect to complete the pre-agreed preclinical studies in the second half of 2009.

        Preclinical research candidates.    We are currently evaluating discovery-stage antibodies and target combinations for their suitability to progress into the clinic. To augment our current pipeline, we are evaluating a variety of different business development opportunities, including potential collaborative or in-licensing agreements, for oncology candidates in phase 1 studies or preclinical development.

Our Research and Development Capabilities

        Our main research and development organizations include (1) Research, (2) Product Operations and Quality and (3) Preclinical Sciences and Clinical Development. We have a broad range of capabilities, with departments that specialize in the major areas of the drug development process.

Research

        Our research activities are focused in three areas: (1) progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, (2) utilizing translational research to influence and enhance the course of clinical investigation of our therapeutics and (3) refining our protein engineering technology platform.

        New therapeutic candidates are advanced through clinical studies following the demonstration of activity in in vitro cellular systems along with in vivo models of both oncologic and immunological diseases. Appropriate safety testing is performed prior to the submission of documents for regulatory approval for first-in-man studies. To enhance the probability of success for new therapeutic candidates, we intend to focus on the targeting of biological pathways that have a high level of validation.

        In addition to the biological models and systems we use to prove the required potency in testing therapeutics candidates, we also use those systems to better understand the utility of our therapeutics during clinical development. An example of this translational research is the testing of our therapeutics in in vivo models of human tumor reduction with current standards of care. Translational research suggests a direction for the clinical testing of our products and is an ongoing process from lab bench to patient care. Recent successes of our translational research efforts are elotuzumab (for multiple myeloma) and PDL192 (for solid tumors), both of which are humanized antibodies to novel targets and have demonstrated efficacy in the corresponding in vivo tumor models. Continued translational research on these therapeutics will provide information to help us determine the efficacy of each product for the treatment of these types of cancer.

        Building on our history with humanizing antibodies, our focus has evolved and we have been developing new proprietary antibody engineering technologies to optimize antibody therapeutics. These technologies are applicable regardless of the underlying platform—chimeric, humanized or fully human—and enable us to alter specific antibody traits and features. These technologies include novel comprehensive methods to modulate binding affinity, increase half-life, decrease immunogenicity, and customize amino acid sequences within the antibody structure.

Product Operations and Quality

        Our product operations organization includes process development, pharmaceutical and analytical development and supply chain functions, and our integrated quality organization is comprised of clinical, non-clinical and product quality functions. Product Operations serves as an integrated unit for advancing antibody molecules by developing robust and efficient processes, stable and user-friendly pharmaceutical dosage forms and comprehensive analytical packages, and by ensuring adequate supplies of antibody product for preclinical and clinical testing. Our technology platform for the production of antibodies is well characterized and established to reliably support the movement of antibody molecules through various stages of clinical development. The quality function ensures that our products for clinical and non-clinical studies are produced and that out non-clinical and clinical studies are conducted in compliance with applicable quality standards and regulations.

        Antibodies for use as human therapeutics are generally manufactured using mammalian cell lines. We produce and characterize such cell lines in our facilities, and engage in development activities intended to improve the productivity and ability of these cell lines to produce monoclonal antibodies with desirable physicochemical and biological characteristics. The productivity of our cell lines for antibodies is competitive with that of other biotechnology companies. Our process scientists work closely with research and preclinical scientists to expedite the movement of lead antibody candidates into first in human clinical studies. Our ability to develop robust and consistent bioprocesses, scale-up and transfer processes to manufacturing plants and establish comparability between materials produced at various scales and production sites is key for ensuring a consistent supply of study drug for clinical studies. We believe our knowledge and capabilities in cell line generation, bioprocess, pharmaceutical and analytical development provide a competitive advantage over those companies that currently lack such comprehensive process development operations.

        The manufacture of pharmaceutical products is an expensive, multi-step, complex process. We produce antibodies for non-clinical studies in our Redwood City facilities. Products used in clinical trials must be manufactured in facilities that meet all applicable regulations including current Good Manufacturing Practices as outlined by the FDA, the European Medicines Agency (EMEA) and other regulatory authorities. Steps in the manufacturing process, including the manufacture of the active pharmaceutical ingredient, filling, finishing, labeling and packaging of finished drug products, may be performed by multiple third-parties and require extensive coordination and oversight by us.

        In March 2008, we sold our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein (together, the Manufacturing Assets) to an affiliate of Genmab A/S (Genmab). In order to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction. Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010. As of December 31, 2008, we have minimum purchase commitments of approximately $9.6 million under the terms of the clinical supply agreement.

        Our collaboration partner Biogen Idec has responsibility for manufacturing volociximab, while we currently retain the manufacturing responsibility for daclizumab under our joint collaboration with them. We currently have responsibility for manufacturing elotuzumab, and BMS will assume responsibility for the manufacture of elotuzumab as we move into phase 2 trials under our collaboration agreement with them. Currently, we believe there is adequate capacity available in the contract manufacturing industry for production and fill-finish of antibodies. We anticipate continuing to rely on collaboration partners and contract manufacturing organizations for production of clinical trial supply materials for the foreseeable future.

Preclinical and Clinical Developmental Sciences and Clinical Development

        Our preclinical and clinical developmental sciences activities focus on further characterizing our pipeline products, with the goal of maximizing our biological and pharmacological knowledge of molecules before they enter human testing. We conduct extensive in vivo pharmacology studies in animal models to assess dosing, toxicology pharmacokinetics, and pharmacodynamics to support regulatory filings and provide information for the design of subsequent clinical trials. These researchers also support our ongoing clinical trials by conducting immunogenicity and biomarker assays, both of which are critical to understanding how our drug candidates function in humans.

        Our clinical development organization relies on a strategic outsourcing approach. We have expertise in the traditional clinical development functions, including clinical operations with therapeutic area expertise, regulatory affairs, drug safety, biometry, quality and compliance, all of which are supported by our program management group. We outsource the majority of the tactical work to contract research organizations, and our in-house personnel provide strategic and operational oversight of the programs to ensure that our clinical trials are appropriately conducted and managed.

        Together, our preclinical and clinical capabilities focus on supporting our current pipeline programs and demonstrating their advantages in medical care. These capabilities enable us to conduct clinical research activities for our earlier stage programs and, in cases where the program is part of a strategic collaboration, provide strategic input and scientific knowledge consistent with the joint development activities. Our clinical experts also provide input to our research and discovery operations to inform their activities to generate new therapeutics and identify the promising ones for further research and development activity.

        For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see our Risk Factors in Item 1A of this Annual Report.

STRATEGIC COLLABORATIONS AND LICENSING AGREEMENTS

        A major component of our business is the pursuit and maintenance of strategic collaborations and licensing activities, which we believe can help us execute our strategy and increase the potential success of the Company.

Strategic Development Collaborations

        Strategic development collaborations generally represent relationships in which we and a collaborator share in the effort, costs and success of a development program. The terms of such agreements generally provide for license fees, research and development funding, the opportunity to receive milestone payments related to research results and subsequent product development activities and, if successful, milestones, royalties and/or a share of the profits related to the sales of the product. Strategic collaborations can help to increase the potential value of our drug development programs and our Company in a number of ways, including: (1) allowing us to retain economic participation in programs while providing financial resources to the development effort, (2) supporting the development of additional pipeline products, (3) bringing new capabilities and therapeutic area knowledge that can enhance or complement our own research and development capabilities, (4) helping to accelerate our development timelines and (5) mitigating the overall risk of our strategy.

        Our collaboration agreement with Biogen Idec provides for the joint development, manufacture and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) in all indications. This agreement requires each party to undertake extensive efforts in support of the collaboration and requires the performance of both parties to be successful. Under the collaboration agreement, in the U.S. and Europe, we and Biogen Idec equally share the costs of all development activities and, if any of the products are commercialized, all operating profits. Each party will have co-promotion rights in the U.S. and Europe, based upon sales capabilities of each party at the time. Outside the U.S. and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to us, which would be based on percentages of net sales of collaboration products ranging from the low-teens to approximately the high-teens. We are eligible to receive development, regulatory and sales based milestones based on the further successful development of these antibodies. If the products under our collaboration with Biogen Idec are successfully developed in multiple indications and all milestones are achieved, the agreement with Biogen Idec provides for development, regulatory and sales-based milestone payments totaling up to $660 million. Of this amount, the agreement provides for $260 million in development and regulatory milestone payments related to daclizumab and $300 million in development and regulatory milestone payments and $100 million in sales-based milestone payments related to volociximab. We have previously received $10 million of these milestone payments under the collaboration with Biogen Idec. At certain pre-determined points in the development plans, Biogen Idec and we each have the right to terminate our collaboration agreement, on an indication-by-indication basis, with respect to any products we are jointly developing, except that we may not elect to terminate the development of the daclizumab product in any indication. The term of the Biogen Idec agreement shall, unless earlier terminated, expire on the date on which neither party has nor will have any additional payment obligations to the other party under the terms of the agreement.

        Our collaboration agreement with BMS provides for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications. Under the terms of the agreement, BMS has an option to expand the collaboration to include the PDL241 antibody upon completion of certain pre-agreed preclinical studies. Under the terms of the agreement, we share worldwide development costs with BMS funding 80 percent of the costs. The companies would share profits on any U.S. sales under the collaboration agreement with BMS, with us receiving a higher portion of the profit share than represented by our 20 percent share of development funding, and outside the United States, we would receive royalties, which would be based on percentages of net sales of collaboration products ranging from the low- to mid-teens. In addition, we are eligible to receive development and commercialization milestones based on the further successful development of elotuzumab and, PDL241, if it is included in the collaboration. Under the terms of the collaboration, BMS made an upfront cash payment of $30 million for the development and marketing rights to elotuzumab and for an option to expand the collaboration to include PDL241, another anti-CS1 antibody, upon completion of pre-agreed preclinical studies. We could receive additional payments of up to $480 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones for elotuzumab in multiple myeloma and other potential oncology indications. If BMS exercises its option to expand the collaboration to include PDL241, we would receive an additional cash payment of $15 million and could receive additional payments of up to $230 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones. The same division of development costs and profit sharing that apply to elotuzumab would apply to PDL241, and the royalty rate for products sold outside the United States would be based on percentages of net sales in the low-teens. With four months notice, BMS may terminate our collaboration agreement with respect to any product that is jointly developed under the collaboration on a region by region basis. The BMS agreement shall remain in effect until earlier terminated pursuant to the terms of the agreement, or by mutual written agreement, or until the expiration of all payment obligations under the agreement.

        In connection with our efforts to expand our pipeline, we also may enter in to strategic development collaborations under which we would obtain certain development and commercialization rights to programs and would be obligated to make payments related to license fees, research and development funding, milestone payments and, if successful, royalties and/or a share of the profits, related to sales of the product.

Out-Licensing Agreements

        In addition to development collaborations, we have a number of agreements under which we have out-licensed rights to our antibody engineering capabilities or technology expertise, as well as certain research and preclinical assets. We generally out-license rights to product candidates when we believe the program is not a strategic fit for our portfolio development strategy.

        We currently have a number of license agreements in place with parties who are pursuing the development of product candidates that were generated by our internal research and discovery efforts or were licensed to us. These agreements demonstrate our history of development of programs that are of interest to others in the industry and our ability to out-license programs that are determined not to be a strategic fit for us.

  •
  Abbott Laboratories, Inc.—In 2003, we and Abbott entered into a licensing agreement that provides Abbott certain rights to intellectual property related to fully human antibodies capable of binding interleukin-12 (IL-12) or its receptor. Abbott has announced that its anti-IL-12 biologic, ABT-874, is in phase 3 development for psoriasis. ABT-874 is also in early studies for Crohn's disease.

  •
  Actinium Pharmaceuticals, Inc.—In 2003, we licensed certain rights to Actinium with respect to the development and marketing of forms of derivatives of HuM195, an anti-CD33 antibody, conjugated with alpha emitting radioisotopes, and we are entitled to receive future milestones and royalties under the license agreement with Actinium. Actinium has announced that it is conducting ongoing clinical development activities to support HuM195.

  •
  Genentech, Inc.—In 2005, we entered into an agreement with Genentech to sub-license development and commercialization rights to Genentech for antibody-drug conjugates (ADC) directed against the TMEFF2 antigen, which is frequently differentially expressed in prostate cancer. Prior to the agreement, our scientists conducted preclinical work to validate the target and characterize the antibody. We believe that Genentech continues clinical development activities to support this antibody.

  •
  Ophthotech Corporation—In 2008, we and Biogen Idec entered into an exclusive worldwide licensing agreement with Ophthotech, a privately held biopharmaceutical company focused on developing ophthalmic therapies for back-of-the-eye diseases, for our volociximab antibody to treat age-related macular degeneration (AMD). Under the agreement, Ophthotech was granted worldwide development and commercial rights to all ophthalmic uses of volociximab. In November 2008, Ophthotech announced that it treated its first patient in a phase 1 trial for volociximab to treat AMD, and we believe Ophthotech continues to advance volociximab's development in AMD.

  •
  Progenics Pharmaceuticals, Inc.—In 1999, we entered into a humanization agreement with Progenics whereby we humanized an antibody targeted to the CCR5 receptor (designated by Progenics as PRO 140). Progenics recently completed a phase 1b study of PRO 140, its principal HIV drug candidate.

  •
  Seattle Genetics, Inc.—In 2005, Seattle Genetics licensed rights to our anti-CD33 program for both unconjugated antibody and antibody-drug conjugate (ADC) applications, subject to the rights we granted to Actinium as noted above. Seattle Genetics is conducting phase 1 and phase 2 clinical development of SGN-33, or lintuzumab, a humanized monoclonal antibody that targets the CD33 antigen, in patients with acute myeloid leukemia or myeloid dysplastic syndrome. Seattle Genetics received orphan drug designation from the FDA for SGN-33 in both diseases. In 2007, Seattle Genetics also licensed rights from us to another preclinical target.

        In addition to the agreements listed above, we have a number of humanization agreements into which we have entered, and we may enter into other agreements to license our antibody humanization and optimization technologies in the future.

        Further, in 2008, PDL entered into an agreement with EKR Therapeutics, Inc. (EKR) for the sale of certain of its commercial and cardiovascular assets, including a currently marketed antihypertensive product, Cardene®, and the development product, ularitide. In connection with the spin-off, PDL assigned its rights and obligations under the agreement to us, including the contingent consideration from EKR. Under the agreement, we are entitled to milestones and royalties related to sales of new formulations of the Cardene product and to royalties related to future sales of ularitide. Such contingent consideration as of December 31, 2008 was as follows:

  •
  $30,000,000 upon achievement of $80,000,000 in net product sales of new formulations of the Cardene product in any 12-consecutive-month period;

  •
  $30,000,000 upon achievement of $150,000,000 in net product sales of new formulations of the Cardene product in any 12-consecutive-month period;

  •
  a royalty of 10% on future net sales of new formulations of the Cardene product; and

  •
  a royalty of 5% on future net sales of any ularitide product.

        In November 2008, we received our first royalty payment from EKR on net sales of new formulations of the Cardene product (the Cardene Pre-Mixed Bag), which commercially launched in September 2008. Based on current Cardene Pre-Mixed Bag sales levels, we do not expect to receive either of the $30.0 million milestone payments that we would earn if EKR achieves certain Cardene Pre-Mixed Bag sales thresholds, and we do not expect to receive material amounts of royalties on sales of the Cardene Pre-Mixed Bag. Also, because the ularitide product is still in clinical development, which could fail or be abandoned, we may never receive any ularitide-related royalty revenue and, even if ularitide is successfully developed, the marketing launch of ularitide would not likely occur for several years. Please refer to the risk factor, "We may not receive the contingent consideration related to the sale of the product rights to new formulations of Cardene and the ularitide development-stage product under our Asset Purchase Agreement with EKR" in Item 1A of this Annual Report for further details.

        In addition to our historical out-licensing activity described above, we intend to evaluate opportunities to develop and out-license new, proprietary antibody technologies, which we believe may provide advantages to pharmaceutical and biotechnology companies involved in the development of protein therapeutics.

In-Licensing Agreements

        We have in-licensed certain technologies that support the development of our current pipeline products, and we will continue to pursue in-licensing of new technologies that may complement our current capabilities. We also are focused on expanding our pipeline with additional oncology-focused programs and, in connection with such efforts, we are evaluating and may enter in to in-licensing agreements. In addition, we may pursue other means to augment our current pipeline, including, but not limited to, entering into strategic collaboration agreements. See "Overview" section above.

MAJOR CUSTOMERS

        We define our customers as our collaboration partners and our licensees from whom we have received and may receive reimbursement for research and development services, license fees, royalties and milestone payments. Note 17, "Revenues by Geographic Area and Significant Customers," in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report lists our major customers who each provided over 10% of our total operating revenues in each of the last three years. Also discussed in the note are material net foreign revenues by country in 2008, 2007, and 2006.

OUR PATENTS AND OTHER INTELLECTUAL PROPRIETARY RIGHTS

        We expend a significant amount of our resources on research and development efforts to discover and develop innovative therapies for severe or life-threatening illnesses and to develop proprietary development technologies. Obtaining, maintaining and protecting the intellectual property rights, including patent rights, developed through our research and development efforts, is essential for our business to succeed. To that end, we actively seek to implement patent strategies to maximize the effectiveness of our intellectual property positions. We have numerous issued U.S and foreign patents and have a variety of patent applications pending in the U.S. and various foreign countries covering, among other things, compositions of matter, drug formulations, methods of use and action, and manufacturing.

        While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of patents or our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology.

        In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation, which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

        A number of companies, universities and research institutions have filed patent applications or received patents claiming compositions of matter, drug formulations, methods of use and action and manufacturing, which could relate to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of our issued patents. Additionally, other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products, commonly referred to as our "freedom to operate," or impair our competitive position. As a result, we might be required to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or may not be able to market our products at all.

        The scope, enforceability and effective term of issued patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection or competitive advantage. Additional information regarding risks associated with our patents and other proprietary rights that affect our business is contained under the headings "We must protect our patents and other intellectual property rights to succeed" and "We may need to obtain patent licenses from others in order to manufacture or sell our potential products and we may not be able to obtain these licenses on terms acceptable to us or at all" in Item 1A under the heading "Risk Factors."

        In connection with the spin-off, PDL assigned to us (1) the patents and other intellectual property related to the Biotechnology Business; (2) the strategic collaboration, licensing and other agreements, described in the section above entitled "Strategic Collaborations and Licensing Agreements," related to the research, development, commercialization and optimization of human therapeutics, including the human therapeutics under development by PDL, and (3) other agreements pursuant to which third parties have licensed intellectual property rights to PDL. In addition, we obtained certain rights to the Queen et al. patents and the related intellectual property under a non-exclusive cross license agreement we entered into with PDL.

GOVERNMENT REGULATION

        The manufacturing, testing, labeling, approval and storage of our products are subject to rigorous regulation by numerous governmental authorities in the United States and other countries at the federal, state and local level, including the FDA. Conduct of non-clinical and clinical studies in support of our products are similarly subject to US and international quality standards and guidelines, and are also subject to inspection from regulatory authorities at their discretion. The process of obtaining approval for initiating approval with a new pharmaceutical product and ultimately getting marketing approval requires expenditure of substantial resources and usually takes several years. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

        The process for obtaining FDA approval of drug candidates customarily begins with the filing with the FDA of an IND for the use of a drug candidate to treat a particular indication. If the IND is accepted by the FDA, we would then start human clinical trials to determine, among other things, the proper dose, safety and efficacy of the drug candidate in the stated indication. The clinical trial process is customarily divided into three phases—phase 1, phase 2 and phase 3. Each successive phase is generally larger and more time-consuming and expensive than the preceding phase. Throughout each phase we are subject to extensive regulation and oversight by the FDA. Even after a drug is approved and being marketed for commercial use, the FDA may require that we conduct additional trials, including "phase 4" trials, to further study safety or efficacy.

        As part of the regulatory approval process, we must demonstrate to the FDA the ability to manufacture a pharmaceutical product before we receive marketing approval. The manufacturing and quality control procedures we and our manufacturing partners must undertake must conform to rigorous standards in order to receive FDA approval and the validation of these procedures is a costly endeavor. Pharmaceutical manufacturers are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturers must comply with these FDA-approved guidelines. These foreign manufacturers are also subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. Moreover, state, local and other authorities may also regulate pharmaceutical product manufacturing facilities. Before we are able to manufacture commercial products, we or our contract manufacturer, as the case may be, must meet FDA guidelines.

        For the development of pharmaceutical products outside the United States, we and our collaborators are subject to foreign regulatory requirements and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. Requirements relating to manufacturing, conduct of clinical trials and product licensing vary widely in different countries. We or our licensees may encounter difficulties or unanticipated costs or price controls in our respective efforts to secure necessary governmental approvals. This could delay or prevent us or our licensees from marketing potential pharmaceutical products. In addition, our promotional materials and activities must also comply with FDA regulations and other guidelines.

        Both before and after marketing approval is obtained, a pharmaceutical product, its manufacturer and the holder of the Biologics License Application (BLA) or New Drug Application (NDA) for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny approval to a BLA or NDA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which we may market the pharmaceutical product. Further, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. In addition, under a BLA or NDA, the manufacturer of the product continues to be subject to facility inspections and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, which may include, among other adverse actions, withdrawal of the previously approved pharmaceutical product or marketing approvals or the imposition of criminal penalties against the manufacturer or BLA or NDA holder.

        Additional information regarding the regulatory matters that affect our business is contained in Item 1A under the heading "Risk Factors."

COMPETITION

        Potential competitors have developed and are developing mouse, chimeric, human and humanized antibodies or other compounds for treating cancers and immunologic diseases. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our antibody technology platform. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborators may also independently develop products that are competitive with products that we have licensed to them. Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources, and the effectiveness of the marketing used with respect to a product will affect its success.

        Other competitive factors affecting our business generally include:

  •
  product efficacy and safety;

  •
  timing and scope of regulatory approval;

  •
  product availability, marketing and sales capabilities;

  •
  reimbursement coverage;

  •
  the amount of clinical benefit of our product candidates relative to their cost;

  •
  method of and frequency of administration of any of our product candidates which may be commercialized;

  •
  patent protection of our product candidates;

  •
  the capabilities of our collaborators; and

  •
  the ability to hire qualified personnel.

EMPLOYEES

        As of December 31, 2008, we had approximately 327 full-time employees. Of the total, 229 were engaged in research and development and 99 were engaged in general and administrative functions. Approximately 49 of these employees were short-term transition employees as a result of the restructuring activities we undertook in early 2008, and we expect to terminate the employment of all of these transition employees by March 31, 2009. In addition, we announced a further reduction in force in January 2009 pursuant to which we eliminated approximately 80 additional positions. At the conclusion of these restructuring efforts, which we expect to occur by the third quarter of 2009, we expect to have approximately 200 employees. We have recognized, and we will continue to recognize through mid-2009, restructuring charges related to the termination of the transition employees as well as the employees affected by the January 2009 restructuring efforts. See Note 7 and 20 to the Consolidated Financial Statements found elsewhere in this Annual Report for further information related to the nature of our workforce reductions and the related restructuring charges.

        Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, immunology, oncology, protein chemistry, computational chemistry, computer modeling, process engineering and pharmaceutical, analytical, pharmacological, toxicological and other sciences. Our success will depend in large part on our ability to attract and retain skilled and experienced employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ENVIRONMENTAL COMPLIANCE

        We seek to comply with environmental statutes and the regulations of federal, state and local governmental agencies. We have put into place processes and procedures and maintain records in order to monitor environmental compliance. We may invest additional resources, if required, to comply with applicable regulations, and the cost of such compliance may increase significantly.

AVAILABLE INFORMATION

        For a report of our fiscal year 2008 operating results, total assets, the amount we spent on research and development activities, and our revenues from external customers, including a geographic breakdown of such revenues, see the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

        We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

        We will make available free of charge on or through our website at www.facetbiotech.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as amendments to these reports and statements, as soon as practicable after we have electronically filed such material with, or furnished it to, the SEC. You may also obtain copies of these filings free of charge by contacting our Corporate and Investor Relations Department by calling (650) 454-1000.

ITEM 1A.    RISK FACTORS

        This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "believes," "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

If our research and development efforts are not successful, we may not be able to effectively develop new products.

        We are engaged in research activities intended to, among other things, progress therapeutic candidates into clinical development. In the near-term, we will focus on obtaining new product candidates through various means, including, but not limited to, in-licensing them from or entering in to strategic collaborations with institutions or other biotechnology or pharmaceutical companies. Acquiring rights to products in this manner poses risks, including that we may not be unable to successfully integrate the research, development and commercialization capabilities necessary to bring these products to market. In addition, we may not be able to identify or acquire suitable products to in-license.

        Our antibody product candidates are in various stages of development and many are in an early development stage. If we are unsuccessful in our research efforts to identify and obtain rights to new validated targets and develop product candidates that lead to the required regulatory approvals and the successful commercialization of products, our ability to develop new products could be harmed.

Our business strategy is dependent on our ability to in-license or otherwise acquire the rights to develop and commercialize products.

        We have determined that for the foreseeable future, the expansion of our existing pipeline in the near term should be accomplished primarily through the in-licensing or other acquisition of additional pre-clinical and clinical oncology programs. Therefore, our future success will be dependent in substantial part upon identifying and in-licensing or otherwise acquiring such therapeutic products from third parties. While we are actively seeking clinical programs that fit within our strategic objectives, the competition for the acquisition of attractive oncology programs is intense, and we cannot assure you that we will be able to in-license or otherwise acquire clinical programs in the future on acceptable terms, if at all. In addition, we may acquire clinical programs for indications in which we have limited expertise and, as a result, we may need to attract and retain additional personnel or expand existing functions to manage the development of these programs. There can be no assurance that we will not meet challenges in integrating potential new programs or personnel to manage those programs, and any such programs could be delayed or fail as a result.

        If we are unable to in-license or otherwise acquire development programs on acceptable terms and successfully develop and commercialize them, our business could be harmed.

Unless our clinical studies demonstrate the safety and efficacy of our product candidates, we will not be able to commercialize our product candidates.

        To obtain regulatory approval to market and sell any of our existing or future product candidates, we must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical and clinical studies, that our product candidates have an acceptable safety profile and are efficacious. We may not conduct the types of testing eventually required by regulatory authorities to demonstrate an adequate safety profile for the particular indication, or the tests may indicate that the safety profile of our product candidates is unacceptably inferior to therapeutics with comparable efficacy or otherwise unsuitable for use in humans in light of the expected therapeutic benefit of the product candidate. Clinical trials and preclinical testing are expensive, can take many years and have an uncertain outcome. In addition, initial testing in preclinical studies or in phase 1 or phase 2 clinical trials may indicate that the safety profile of a product candidate is adequate for approval, but does not ensure that safety issues may not arise in later trials, or that the overall safety profile for a product candidate will be sufficient for regulatory approval in any particular product indication. We may experience numerous unforeseen events during, or as a result of, the preclinical testing or clinical studies or clinical development, which could delay or prevent our ability to develop or commercialize our product candidates, including:

  •
  our testing or trials may produce inconclusive or negative safety results, which may require us to conduct additional testing or trials or to abandon product candidates that we believed to be promising;

  •
  our product candidates may have unacceptable pharmacology, toxicology or carcinogenicity; and

  •
  our product candidates may cause significant adverse effects in patients.

        Even if we are able to demonstrate efficacy of any product candidate, any adverse safety events would increase our costs and could delay or prevent our ability to continue the development of or commercialize our product candidates, which would adversely impact our business, financial condition and results of operations. We are aware that our drug candidates can cause various adverse side effects in humans, some of which are predictable and some of which are unpredictable. We proceed to evaluate the safety and efficacy of these drug candidates based on data we accumulate from preclinical assessments and ongoing clinical studies. We believe that our drug candidates have an acceptable safety profile for the potential indications in which we are currently conducting clinical trials. Data from ongoing or future clinical trials may indicate that a drug candidate causes unanticipated or more significant adverse side effects either used alone or when used in combination with other drugs, in particular patient populations or at increased dosages or frequency of administration. This may lead us to conclude that the drug candidate does not have an acceptable safety profile for a particular patient population or use.

The clinical development of drug products is inherently uncertain and expensive and subject to extensive government regulation.

        Our future success depends entirely upon the success of our clinical development efforts. Clinical development, however, is a lengthy, time-consuming and expensive process and subject to significant risks of failure. In addition, we must expend significant amounts to comply with extensive government regulation of the clinical development process.

        Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for their intended use in humans. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, preclinical testing and clinical trials. Despite the time and expense incurred, our clinical trials may not adequately demonstrate the safety and effectiveness of our product candidates.

        Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, we, the FDA, the EMEA, investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA's or EMEA's refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

        Early clinical trials such as phase 1 and 2 trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints may not be dispositive of whether further trials are appropriate and, if so, how such trials should be designed. We may decide, or the FDA or other regulatory agencies may require us, to make changes in our plans and protocols. Such changes may relate, for example, to changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of potential drug product where a change in the manufacturing process or manufacturing site is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.

        Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. For example, in August 2007, PDL announced that it would terminate the phase 3 program of its Nuvion® (visilizumab) antibody in intravenous steroid-refractory ulcerative colitis because data from treated patients showed insufficient efficacy and an inferior safety profile in the visilizumab arm compared to IV steroids alone.

        Even when a drug candidate shows evidence of efficacy in a clinical trial, it may be impossible to further develop or receive regulatory approval for the drug if it causes an unacceptable incidence or severity of side effects, or further development may be slowed by the need to find dosing regimens that do not cause such side effects.

        In addition, we may not be able to successfully commence and complete all of our planned clinical trials without significant additional resources and expertise because we have a number of potential products in clinical development. The approval process takes many years, requires the expenditure of substantial resources, and may involve post-marketing surveillance and requirements for post-marketing studies. The approval of a product candidate may depend on the acceptability to the FDA or other regulatory agencies of data from our clinical trials. Regulatory requirements are subject to frequent change. Delays in obtaining regulatory approvals may:

  •
  adversely affect the successful commercialization of any drugs that we develop;

  •
  impose costly procedures on us;

  •
  diminish any competitive advantages that we may attain; and

  •
  adversely affect our receipt of any revenues or royalties.

        In addition, we may encounter regulatory delays or failures of our clinical trials as a result of many factors, all of which may increase the costs and expense associated with the trial, including:

  •
  changes in regulatory policy during the period of product development;

  •
  delays in obtaining sufficient supply of materials to enroll and complete clinical studies according to planned timelines;

  •
  delays in obtaining regulatory approvals to commence a study;

  •
  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

  •
  delays in the enrollment of patients;

  •
  lack of efficacy during clinical trials; or

  •
  unforeseen safety issues.

        Regulatory review of our clinical trial protocols may cause us in some cases to delay or abandon our planned clinical trials. Our potential inability to commence or continue clinical trials, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of our potential products, further adds to the uncertainty of regulatory approval for our potential products.

We may be unable to enroll a sufficient number of patients in a timely manner in order to complete our clinical trials.

        The rate of completion of clinical trials is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

  •
  the size of the patient population;

  •
  perceived risks and benefits of the drug under study;

  •
  availability of competing therapies, including those in clinical development;

  •
  availability of clinical drug supply;

  •
  availability of clinical trial sites;

  •
  design of the protocol;

  •
  proximity of and access by patients to clinical sites;

  •
  patient referral practices of physicians;

  •
  eligibility criteria for the study in question; and

  •
  efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment.

        We may have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we may need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations may result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

If our collaborations are not successful or are terminated by our collaborators, we may not effectively develop and market some of our product candidates.

        We have agreements with biotechnology and other companies to develop, manufacture and market certain of our potential products. In some cases, we rely on our collaborators to manufacture such products and essential components for those products, design and conduct clinical trials, compile and analyze the data received from these trials, obtain regulatory approvals and, if approved, market these licensed products. As a result, we may have limited or no control over the manufacturing, development and marketing of these potential products and little or no opportunity to review the clinical data prior to or following public announcement. In addition, the design of the clinical studies may not be sufficient or appropriate for regulatory review and approval and we may have to conduct further studies in order to facilitate approval.

        In September 2005 and August 2008, respectively, we entered into collaboration agreements with Biogen Idec for the joint development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications, and BMS for the co-development of elotuzumab in multiple myeloma and other potential oncology indications. These agreements are particularly important to us. The collaboration agreements provide significant combined resources for the development, manufacture and potential commercialization of covered products. We and our collaborators each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec and BMS of their respective obligations under the agreements. The failure of Biogen Idec or BMS to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationships, or a material contractual dispute between us and either of our collaborators could have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under each collaboration will vary depending on the work performed by us and our collaborators in any particular reporting period.

        We rely on other collaborators, such as contract manufacturers, clinical research organizations, medical institutions and clinical investigators, including physician sponsors, to conduct nearly all of our clinical trials, including recruiting and enrolling patients in the trials. If these parties do not successfully carry out their contractual duties or meet expected deadlines, we may be delayed or may not obtain regulatory approval for or commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

        If the quality or accuracy of the clinical data obtained by third party contractors is compromised due to their failure to adhere to applicable laws, our clinical protocols or for other reasons, we may not obtain regulatory approval for or successfully commercialize any of our product candidates. If our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

        Our collaborators can terminate our collaborative agreements under certain conditions, and in some cases on short notice. A collaborator may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. Even if a collaborator continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited.

        In 2004 and 2005, we entered into two collaboration arrangements with Roche for the joint development and commercialization of daclizumab for the treatment of asthma and other respiratory diseases and transplant indications. In 2006, Roche notified us of its election to discontinue its involvement in both of these collaboration arrangements. As a result of the termination of this relationship, we suspended the active clinical development of daclizumab in these indications and, consequently, the development expenses related to the development of daclizumab in these indications were reduced from historical and forecasted levels. Under the terms of the agreement governing this collaboration with Roche, the costs of clinical studies and other development costs were shared by Roche through the effective termination dates, so our financial condition was not materially affected as a result of the termination of these collaborations.

        Continued funding and participation by collaborators will depend on the continued timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each collaborator's own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

  •
  the commitment of each collaborator's management to the continued development of the licensed products or technology;

  •
  the relationships among the individuals responsible for the implementation and maintenance of the development efforts; and

  •
  the relative advantages of alternative products or technology being marketed or developed by each collaborator or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully.

        Our ability to enter into new relationships and the willingness of our existing collaborators to continue development of our potential products depends upon, among other things, our patent position with respect to such products. If we are unable to successfully maintain our patents we may be unable to collect royalties on existing licensed products or enter into additional agreements.

        In addition, our collaborators may independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues or the likelihood of achieving revenues under our agreements with these collaborators.

We must protect our patent and other intellectual property rights to succeed.

        Our success is dependent in significant part on our ability to develop and protect patent and other intellectual property rights and operate without infringing the intellectual property rights of others.

        Our pending patent applications may not result in the issuance of valid patents or the claims and claim scope of our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or have claims that could prevent the issuance of patents to us or result in a significant reduction in the claim scope of our issued patents. In addition, patent applications are confidential for a period of time after filing. We therefore may not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This may lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and may result in our being unable to patent an innovation.

        The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by the relevant patent authorities or courts. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us or result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to negotiate future collaborative research and development agreements based on these patents. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country.

        In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation that we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

We may need to obtain patent licenses from others in order to manufacture or sell our potential products and we may not be able to obtain these licenses on terms acceptable to us or at all.

        Other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products or impair our competitive position. As a result, we may need to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or we may not be able to market our products at all.

        We do not have a license to an issued U.S. patent assigned to Stanford University and Columbia University, which may cover a process used to produce our potential products. We have been advised that an exclusive license has been previously granted to a third party, Centocor, under this patent. If our processes were found to be covered by either of these patents, we might need to obtain licenses or to significantly alter our processes or products. We might not be able to successfully alter our processes or products to avoid conflicts with these patents or to obtain licenses on acceptable terms or at all.

        We do not have licenses to issued U.S. patents which may cover one of our development-stage products. If we successfully develop this product, we might need to obtain licenses to these patents to commercialize the product. In the event that we need to obtain licenses to these patents, we may not be able to do so on acceptable terms or at all.

The failure to gain market acceptance of our product candidates among the medical community would adversely affect any product revenue we may receive in the future.

        Even if approved, our product candidates may not gain market acceptance among physicians, patients, third-party payers and the medical community. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy and we obtain the necessary regulatory and reimbursement approvals. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

  •
  establishment and demonstration of clinical efficacy and safety;

  •
  cost-effectiveness of our product candidates;

  •
  their potential advantage over alternative treatment methods;

  •
  reimbursement policies of government and third-party payers; and

  •
  marketing and distribution support for our product candidates, including the efforts of our collaborators where they have marketing and distribution responsibilities.

        Physicians will not recommend our products until clinical data or other factors demonstrate the safety and efficacy of our product as compared to conventional drug and other treatments. Even if we establish the clinical safety and efficacy of our product candidates, physicians may elect not to use our product for any number of other reasons, including whether the mode of administration of our products is effective for certain indications. Antibody products, including our product candidates as they would be used for certain disease indications, are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, may compete with a number of drugs and therapies that may be administered more easily. The failure of our product candidates to achieve significant market acceptance would materially harm our business, financial condition and results of operations.

We face significant competition.

        We face significant competition from entities who have substantially greater resources than we have, more experience in the commercialization and marketing of pharmaceuticals, superior product development capabilities and superior personnel resources. Potential competitors in the United States and other countries include major pharmaceutical, biotechnology and chemical companies, specialized pharmaceutical companies and universities and other research institutions. These entities have developed and are developing human or humanized antibodies or other compounds for treating cancers or immunologic diseases that may compete with our products in development and technologies that may compete with our development products or antibody technologies. These competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our product candidates or technologies or that would render any future commercialized products or technology obsolete or noncompetitive. Our product candidates and any future commercialized products may also face significant competition from both brand-name and generic manufacturers that could adversely affect any future sales of our products.

        If daclizumab were to be approved for the treatment of relapsing multiple sclerosis, it would face competition from currently approved and marketed products, including interferons, such as Biogen Idec's Avonex®, Bayer HealthCare Pharmaceuticals' Betaseron® and EMD Serono Inc.'s Rebif®, a non-interferon immune modifier, Teva Pharmaceutical Industries Ltd.'s Copaxone®, and a monoclonal antibody, Biogen Idec and Elan Pharmaceuticals, Inc.'s Tysabri®. Further competition could arise from drugs currently in development, including Novartis Pharmaceutical Corporation's (Novartis) FTY720 and other monoclonal antibodies in development, such as Genzyme Corporation's Campath®, Genmab A/S's ofatumumab, and Genentech, Inc. (Genentech) and Roche's ocrelizumab.

        If elotuzumab were to be approved for the treatment of multiple myeloma, it would face competition from currently approved and marketed products, including Celgene Corporation's Revlimid® and Thalomid® and Millennium Pharmaceuticals, Inc.'s Velcade®. Further competition could arise from drugs currently in development, including Centocor, Inc.'s CNTO-328, Genentech and Seattle Genetics, Inc.'s dacetuzumab, Novartis and Xoma Ltd.'s lucatumumab, and Pfizer Inc.'s (Pfizer) CP-751871.

        If volociximab (M200) were to be approved for the treatment of non-small cell lung cancer or ovarian cancer, it would face competition from a number of other anti-angiogenic agents in pre-clinical and clinical development, including antibody candidates such as Pfizer's CP-751,871, ImClone Systems Incorporated's (ImClone) Erbitux® and Novartis's ASA404, each of which are in more advanced stages of development than is volociximab. In addition, many other VEGF or VEGFR targeted agents are in advanced stage of development and many other anti-angiogenesis agents are in earlier stage of development, which could compete with volociximab should it be approved for marketing.

        If PDL192 were to be approved for the treatment of solid tumors, it would face competition from many agents that are used for solid tumors, such as ImClone's Erbitux®, Genentech's Avastin®, and other monoclonal antibodies and targeted agents in development which potentially modulate the TWEAK pathway, including Biogen Idec's anti-Tweak monoclonal antibody, BIIB023.

        Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources and the effectiveness of the marketing used with respect to a product will affect its marketing success.

        The biotechnology and pharmaceutical industries are highly competitive. None of our current product candidates is approved for marketing and we do not expect any of our candidates to receive marketing approval in the next several years, if at all. The competitive environment for any of our product candidates which may be approved for marketing at the time of commercialization is highly speculative and uncertain, but we anticipate that such products would face substantial competition from marketed products and from product candidates in development, if approved.

Changes in the U.S. and international health care industry, including regarding reimbursement rates, could adversely affect the commercial value of our development product candidates.

        The U.S. and international health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The FDA and other health care policies may change, and additional government regulations may be enacted, which could prevent or delay regulatory approval of our product candidates. Cost containment measures, whether instituted by health care providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payers may challenge the price and cost effectiveness of our products. In addition, in many major markets outside the United States, pricing approval is required before sales may commence. As a result, significant uncertainty exists as to the reimbursement status of approved health care products.

        We may not be able to obtain or maintain our desired price for the products we develop. Any product we introduce may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to obtain or maintain prices sufficient to realize an appropriate return on our investment in product development, should any of our development products be approved for marketing. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our development products. These factors will also affect the products that are marketed by our collaborators and licensees. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

We may be unable to obtain or maintain regulatory approval for our products.

        Even if the FDA grants us marketing approval for a product, the FDA may impose post-marketing requirements, such as:

  •
  labeling and advertising requirements, restrictions or limitations, such as the inclusion of warnings, precautions, contra-indications or use limitations that could have a material impact on the future profitability of our product candidates;

  •
  adverse event reporting;

  •
  testing and surveillance to monitor our product candidates and their continued compliance with regulatory requirements; and

  •
  inspection of products and manufacturing operations and, if any inspection reveals that the product or operation is not in compliance, prohibiting the sale of all products, suspending manufacturing or withdrawing market clearance.

        The discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, may result in restrictions of the products, including withdrawal from manufacture. Additionally, certain material changes affecting an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. The FDA may revisit and change its prior determination with regard to the safety or efficacy of our products and withdraw any required approvals after we obtain them. Even prior to any formal regulatory action requiring labeling changes or affecting manufacturing, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety and efficacy develop.

        As part of the regulatory approval process, we or our contractors must demonstrate the ability to manufacture the pharmaceutical product to be approved. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA cGMP regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities must pass an inspection by the FDA before initiating commercial manufacturing of any product. Pharmaceutical product manufacturing establishments are also subject to inspections by state and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the United States, foreign manufacturing establishments must comply with these FDA approved guidelines. These foreign manufacturing establishments are subject to periodic inspection by the FDA or by corresponding regulatory agencies in these countries under reciprocal agreements with the FDA. The FDA enforces post-marketing regulatory requirements, such as cGMP requirements, through periodic unannounced inspections. Failure to pass an inspection could disrupt, delay or shut down our manufacturing operations. Although we do not have currently marketed products, the foregoing considerations would be important to our future selection of contract manufacturers.

        Our collaborators, licensees and we also are subject to foreign regulatory requirements regarding the manufacture, development, marketing and sale of pharmaceutical products and, if the particular product is manufactured in the United States, FDA and other U.S. export provisions. These requirements vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by us or our licensees or marketing collaborators in our respective efforts to secure necessary governmental approvals. This could delay or prevent us, our licensees or our marketing collaborators from marketing potential pharmaceutical products.

        Further, regulatory approvals may be withdrawn if we do not comply with regulatory standards or if problems with our products occur. In addition, under a BLA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

  •
  warning letters;

  •
  clinical holds;

  •
  product recalls or seizures;

  •
  changes to advertising;

  •
  injunctions;

  •
  refusal of the FDA to review pending market approval applications or supplements to approval applications;

  •
  total or partial suspension of product manufacturing, distribution, marketing and sales;

  •
  civil penalties;

  •
  withdrawals of previously approved marketing applications; and

  •
  criminal prosecutions.

We rely on sole source, third parties to manufacture our products.

        We do not have the capability to manufacture any of our development-stage products. We rely upon third parties, including Biogen Idec and Genmab, for our manufacturing requirements, and we will be reliant on BMS for the manufacture of elotuzumab if this program progresses into phase 2 development. If we experience supply problems with our manufacturing partners, there may not be sufficient supplies of our development-stage products for us to meet clinical trial demand, in which case our operations and results could suffer. In addition, routine failures in the manufacturing process may lead to increased expenses and result in unforeseen delays in the progress of our clinical studies.

        Our products must be manufactured in facilities that comply with FDA and other regulations, and the process for qualifying and obtaining approval for a manufacturing facility is time-consuming. The manufacturing facilities on which we rely will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices and other requirements.

        If our relationship with Genmab or Biogen Idec were to terminate unexpectedly or on short notice or expire without being renewed, our ability to meet clinical trial demand for our development-stage products could be adversely affected while we qualify a new manufacturer for that product and our operations and future results could suffer. In addition, we would need to expend a significant amount of time and incur significant costs to qualify a new manufacturer and transfer technology to the new manufacturer, which would also adversely affect our results of operations.

        Product supply interruptions, whether as a result of regulatory action or the termination of a relationship with a manufacturer, could significantly delay clinical development of our potential products, reduce third-party or clinical researcher interest and support of proposed clinical trials, and possibly delay commercialization and sales of these products.

        Our ability to file for, and to obtain, regulatory approvals for our products, as well as the timing of such filings, will depend on the abilities of the contract manufacturers we engage. We or our contract manufacturers may encounter problems with the following:

  •
  development of advanced manufacturing procedures, process controls and scalability of our manufacturing processes;

  •
  production costs and yields;

  •
  quality control and assurance;

  •
  availability of qualified personnel;

  •
  availability of raw materials;

  •
  adequate training of new and existing personnel;

  •
  ongoing compliance with standard operating procedures;

  •
  ongoing compliance with applicable regulations;

  •
  production costs; and

  •
  development of advanced manufacturing techniques and process controls.

Manufacturing changes may result in delays in obtaining regulatory approval or marketing for our products.

        When we make changes in the manufacturing process driven by increases in demand for our products in clinical studies, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our or our contract manufacturers' inability to maintain manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

        We have made manufacturing changes and are likely to make additional manufacturing changes for the production of our products currently in clinical development. These manufacturing changes or an inability to immediately show comparability between old new materials before and after making manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

We must comply with extensive government regulations and laws.

        We and our collaboration partners are subject to extensive regulation by federal government, state governments, and the foreign countries in which we conduct our business.

        In particular, we are subject to extensive and rigorous government regulation as a developer of drug products. For example, the FDA regulates, among other things, the development, testing, research, manufacture, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of biotechnology products. Our product candidates are subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain.

        We must rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA's current Good Manufacturing Practices (cGMP) requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

        If our operations are found to violate any applicable law or other governmental regulations, we may be subject to civil and criminal penalties, damages and fines. Similarly, if the hospitals, physicians or other providers or entities with which we do business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

        We expend a significant amount on compliance efforts and such expenses are unpredictable and may adversely affect our results. Changing laws, regulations and standards may also create uncertainty and increase insurance costs. We are committed to compliance and maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may incur significant costs in order to comply with environmental regulations or to defend claims arising from accidents involving the use of hazardous materials.

        We are subject to federal, state and local laws and regulations governing the use, discharge, handling and disposal of materials and wastes used in our operations. As a result, we may be required to incur significant costs to comply with these laws and regulations. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages and incur liabilities, which exceed our resources. In addition, we cannot predict the extent of the adverse effect on our business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

We may be subject to product liability claims, and our insurance coverage may not be adequate to cover these claims.

        We face an inherent business risk of exposure to product liability claims in the event that the use of products during research and development efforts or after commercialization results in adverse effects. This risk exists even with respect to any products that receive regulatory approval for commercial sale. While we maintain liability insurance for our products, it may not be sufficient to satisfy any or all liabilities that may arise. Also, adequate insurance coverage may not be available in the future at acceptable cost, if at all.

        We maintain product liability insurance for claims arising from the use of our product candidates in clinical trials prior to FDA approval at levels that we believe are appropriate for similarly situated companies in the biotechnology industry. However, we may not be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other product candidates and products in the future. Also, our insurance coverage and resources may not be sufficient to satisfy liability resulting from product liability claims, which could materially harm our business, financial condition or results of operations. While we believe our product liability insurance is reasonable, we cannot assure you that this coverage will be adequate to protect us in the event of a claim.

We may be required to satisfy certain indemnification obligations to PDL or may not be able to collect on indemnification rights from PDL.

        Under the terms of the Separation and Distribution Agreement, we agreed to indemnify PDL from and after the spin-off with respect to indebtedness, liabilities and obligations, other than PDL's convertible notes, that PDL will retain that do not relate to PDL's Royalty Business. We are not aware of any material indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Our ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future.

We must attract and retain highly skilled employees in order to succeed.

        To be successful, we must attract and retain qualified clinical, scientific and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. In connection with PDL's strategic review and asset sale processes, PDL eliminated a significant number of employment positions. In October 2007, we effected a workforce reduction related to our former manufacturing operations, which included the termination of 103 employees, and, in March 2008, we eliminated 166 employment positions resulting from the sale of the Manufacturing Assets. Also in March 2008, we commenced a restructuring effort pursuant to which we would terminate approximately 250 employment positions and, in January 2009, we announced a further reduction in force pursuant to which we eliminated approximately 80 positions. Subsequent to all restructuring efforts, which we expect to occur by the third quarter of 2009, we anticipate that our workforce will consist of approximately 200 employment positions. The uncertainty caused by these strategic reviews and asset sale processes, restructuring and related reductions-in-force that we have undertaken created anxiety among our employees. We believe that this caused attrition to increase because of employees' uncertainty regarding the continuation of employment. We have put in place severance, retention and compensation programs in an effort to mitigate the number of voluntary terminations, however, these programs may not provide effective incentive to employees to stay with us. The uncertainly may also make the recruitment of key personnel more difficult, which could adversely affect our operations, particularly if we lose and need to replace key executives. The spin-off represents a further change and our employees may have concerns about our prospects as a stand-alone company, including our ability to successfully operate the new entity and our ability maintain our independence. If we are not successful in assuring our employees of our prospects as an independent company, our employees may seek other employment, which could materially adversely affect our business. We are particularly dependent on our executive officers, and we generally do not have employment agreements with specified terms with our executives. We are currently engaged in a search for a new Chief Medical Officer and a Vice President of Research. The failure to timely recruit a new Chief Medical Officer and Vice President of Research could adversely impact the effectiveness of our research and development efforts. Also, we rely on our research, development and product operations staff, all of whom are valuable but the loss of any one of whom would not have a material adverse effect on the Company.

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

        Our business has experienced significant net losses and we expect to continue to incur additional net losses over the next several years as we continue our research and development activities and incur significant preclinical and clinical development costs. During the years ended December 31, 2008, 2007 and 2006, we recognized a cumulative loss of $575.8 million. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed any revenues we may receive. Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses also may increase if:

  •
  our earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

  •
  additional preclinical product candidates are selected for further clinical development;

  •
  we in-license or otherwise acquire additional products;

  •
  we pursue clinical development of our potential products in new indications;

  •
  we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution, defense or analyses; and

  •
  we invest in research or acquire additional technologies or businesses.

        In the absence of substantial licensing, milestone and other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, future revenues from our products in development or other sources of revenues, we will continue to incur operating losses and will likely require additional capital to fully execute our business strategy. The likelihood of reaching, and time required to reach, sustained profitability are highly uncertain.

If additional capital is not available, we may have to curtail or cease operations.

        Although we expect that we will have sufficient cash to fund our operations and working capital requirements through approximately the end of 2012 based on current operating plans, we may need to raise additional capital in the future to:

  •
  fund our research and development programs;

  •
  develop and commercialize our product candidates;

  •
  respond to competitive pressures; and

  •
  acquire complementary businesses or technologies.

        Our future capital needs depend on many factors, including:

  •
  the scope, duration and expenditures associated with our research and development programs;

  •
  continued scientific progress in these programs;

  •
  the costs and expenses related to, and the consequences of, potential licensing or acquisition transactions, if any;

  •
  competing technological developments;

  •
  our proprietary patent position, if any, in our product candidates;

  •
  our facilities expenses, which will vary depending on the time and terms of any facility sublease we may enter into; and

  •
  the regulatory approval process for our product candidates.

        We may seek to raise necessary funds through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. These actions may reduce the market price of our common stock.

We may obtain future financing through the issuance of debt or equity, which may have an adverse effect on our stockholders or may otherwise adversely affect our business.

        If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of our common stock in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of common stock. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of current stockholders in us.

        The terms of debt securities may also impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, to pay dividends on or repurchase our capital stock, or to make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

We may not receive the contingent consideration related to the sale of the product rights to new formulations of Cardene and the ularitide development-stage product under the Asset Purchase Agreement with EKR.

        In March 2008, PDL sold the product rights to the marketed product Cardene, new formulations of Cardene IV and the ularitide development-stage product, among other assets, to EKR. The transaction included contingent consideration of up to $85 million in development and sales milestones related to the new Cardene IV formulations, $25 million of which PDL received in August 2008, as well as royalty payments related to sales of the new Cardene IV formulations and ularitide. In connection with the spin-off, PDL assigned to us the asset purchase agreement under which EKR is obligated to pay the remaining $60 million in milestone payments and royalty payments dependent upon certain contingencies, including future net sales. In November 2008, PDL received its first royalty payment from EKR on net sales of new formulations of the Cardene product (the Cardene Pre-Mixed Bag), which commercially launched in September 2008. Also in September 2008, products were introduced by The Medicines Company and by Teva Pharmaceuticals that compete with Cardene. Although Teva's competing product was withdrawn from the market, we expect that Teva will reintroduce a competing product. As a result of this increased competition in the market served by Cardene, we do not expect to receive the $60 million in milestone payments that we would earn only if EKR achieves certain Cardene Pre-Mixed Bag sales thresholds or material amounts of royalties on sales of the Cardene Pre-Mixed Bag.

We have no history operating as an independent company upon which you can evaluate us.

        We have a very limited operating history as a stand-alone entity. While our Biotechnology Business had constituted a substantial part of the historic operations of PDL, we had not operated as a stand-alone company without the Royalty Business prior to the spin-off. As an independent company, our ability to satisfy our obligations and achieve profitability will be solely dependent upon the future performance of our Biotechnology Business, and we are not able to rely upon the capital resources and cash flows of the Royalty Business, which remained with PDL.

        We may not be able to successfully implement the changes necessary to operate independently, and we may incur additional costs operating independently, which would have a negative effect on our business, results of operations and financial condition.

Our historical financial information is not necessarily indicative of our future financial position, future results of operations or future cash flows and may not reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

        Our historical financial information included in this Annual Report does not necessarily reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future financial position, future results of operations or future cash flows. This is primarily a result of the following factors:

  •
  prior to our separation, our business was operated by PDL as part of its broader corporate organization and we did not operate as a stand-alone company;

  •
  certain general administrative functions were performed by PDL for the combined entity. Our historical consolidated financial statements reflect allocations of costs for services shared with PDL. These allocations may differ from the costs we will incur for these services as an independent company;

  •
  our historical financial statements include the operation of our manufacturing facility. The facility was sold in the first quarter of 2008;

  •
  during 2007, 2008 and the first quarter of 2009, we substantially reduced the number of employees of the Biotechnology Business, and we are in the process of implementing the reductions; and

  •
  after the completion of the spin-off from PDL, the cost of capital for our business may be higher than PDL's cost of capital prior to our separation because PDL's credit ratings were better than what we currently anticipate ours will be in the foreseeable future;

Our operating expenses and results and any future revenue likely will fluctuate in future periods.

        Our revenues and expenses may be unpredictable and may fluctuate from quarter to quarter due to, among other things, the timing and the unpredictable nature of clinical trial, manufacturing and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses, and future milestone revenues under collaborative agreements. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

The market price for our shares may fluctuate widely.

        Market prices for securities of biotechnology companies have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

  •
  results of clinical trials;

  •
  approval or introduction of competing products and technologies;

  •
  developments or disputes as to patent or other proprietary rights;

  •
  failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

  •
  delays in manufacturing or clinical trial plans;

  •
  fluctuations in our operating results;

  •
  announcements by other biotechnology or pharmaceutical companies;

  •
  initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;

  •
  acquisition of rights to develop and potentially commercialize products through in-licensing agreements and other means;

  •
  loss of key personnel;

  •
  litigation or the threat of litigation;

  •
  public concern as to the safety of drugs developed by us;

  •
  sales of our common stock held by insiders; and

  •
  comments and expectations of results made by securities analysts or investors.

        If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly. A significant drop in the price of a company's common stock often leads to the filing of securities class action litigation against the Company. This type of litigation against us could result in substantial costs and a diversion of management's attention and resources.

Your percentage ownership in Facet Biotech may be diluted in the future.

        Your percentage ownership in Facet Biotech may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees as well as other equity instruments that may be issues in the future such as debt and equity financing. Under the Facet Biotech 2008 Equity Incentive Plan (the 2008 Equity Incentive Plan), which provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our directors, officers and other employees, advisors and consultants, we have reserved a total of 3.5 million shares of our common stock for issuance. In January 2009, we granted 1.8 million shares in stock option and restricted stock awards, and we expect to continue to grant additional equity-based awards to our employees and directors in the future.

Provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

        Our certificate of incorporation, bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

  •
  no right of our stockholders to act by written consent;

  •
  procedures regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

  •
  the right of our Board to issue preferred stock without stockholder approval; and

  •
  no stockholder rights to call a special stockholders meeting.

        Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. For more information, see "Description of Capital Stock."

        We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table identifies the location and general character of each of our principal facilities as of December 31, 2008:

Location	Principal Uses	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration date
Redwood City, California	Laboratory and General Office Space	450,000	December 2021

        Our corporate headquarters are located in Redwood City, California.

        In connection with the restructuring plan we initiated in March 2008, and a further strategic review that was completed in January 2009, we have commenced the consolidation of our operations into one of the two leased buildings in Redwood City and we continue to actively seek to sublease excess capacity in our corporate headquarters.

        We own substantially all of the equipment used in our facilities. (See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.)

ITEM 3.    LEGAL PROCEEDINGS

        From time to time we are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of currently pending proceedings will not have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 22, 2008, our sole stockholder at the time, PDL, acted by written consent to take the following actions without a meeting and without prior notice as authorized by the bylaws of the Company and Section 228 of the Delaware General Corporation Law: (1) the approval and adoption of the 2008 Equity Incentive Plan and (2) the approval and adoption of the 2008 Employee Stock Purchase Plan.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock started trading on the Nasdaq Global Select Market under the symbol "FACT" on December 18, 2008. The following table presents the high and low per share bid prices of Facet Biotech common stock on Nasdaq during the calendar quarter indicated:

	High	Low
2008
Fourth Quarter	16.50	9.06

        As of March 9, 2009, we had approximately 175 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., a nominee for Depository Trust Company. Many brokers, banks and other institutions hold shares as nominees for beneficial owners, which deposit these shares in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record, however, we are unable to reasonably estimate the total number of beneficial holders.

        We have not paid dividends on our common stock. We currently intend to retain all potential future income for use in the operation of our business and, therefore, we have no plans to pay cash dividends at this time.

COMPARISON OF STOCKHOLDER RETURNS

        As our stock had only been traded publicly for eight trading days as of December 31, 2008, information surrounding stockholder returns in comparison to the Nasdaq Biotechnology and Nasdaq Composite Indices is not meaningful.

EQUITY COMPENSATION PLAN INFORMATION

        We have two equity compensation plans—our 2008 Equity Incentive Plan and our 2008 Employee Stock Purchase Plan—that provide for the issuance of common stock-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our directors, officers and other employees, advisors and consultants.

        The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	—	$—	4,100,000	(1)
Equity compensation plans not approved by stockholders	—	$—	—

Total	—	$—	4,100,000

(1)
Includes 600,000 shares of common stock available for future issuance under our 2008 Employee Stock Purchase Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain summary historical financial information as of and for each of the years in the five-year period ended December 31, 2008, which have been derived from our (i) audited consolidated financial statements as of December 31, 2008, and 2007 and for the years ended December 31, 2008, 2007 and 2006, which are included in this Annual Report, (ii) audited combined financial statements as of December 31, 2006 and for the year ended December 31, 2005, which are not included in this Annual Report, and (iii) unaudited combined financial statements as of December 31, 2005, and 2004 and for the year ended December 31, 2004, which are not included in this Annual Report. In our opinion, the summary historical financial information derived from our unaudited combined financial statements is presented on a basis consistent with the information in our audited consolidated financial statements. The summary historical financial information may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented or of our future performance as an independent company. See Item 1A under the heading "Risk Factors."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Revenues:
Collaboration	$15,002	$24,632	$48,548	$19,433	$3,602
Other	3,261	2,060	2,869	10,424	7,769

Total revenues	18,263	26,692	51,417	29,857	11,371
Costs and expenses:
Research and development	151,276	195,130	200,720	155,816	122,641
General and administrative	46,339	45,045	36,590	25,833	27,358
Gain on sale of assets(1)	(49,671)	—	—	—	—
Restructuring charges(2)	10,470	6,668	—	—	—
Asset impairment charges(3)	19,902	5,513	900	15,769	—

Total costs and expenses	178,316	252,356	238,210	197,418	149,999

Loss from operations	(160,053)	(225,664)	(186,793)	(167,561)	(138,628)
Other income (expense)	29	(871)	737	1,982	2,198
Interest expense	(1,708)	(639)	(552)	(595)	(637)

Loss before income taxes	(161,732)	(227,174)	(186,608)	(166,174)	(137,067)
Income tax expense	81	123	81	47	60

Net loss	$(161,813)	$(227,297)	$(186,689)	$(166,221)	$(137,127)

Net loss per basic and diluted share(4)	$(6.77)	$(9.51)	$(7.81)	$(6.95)	$(5.74)

Shares used to compute net loss per basic and diluted share	23,901	23,901	23,901	23,901	23,901

(1)
The gain on sale of assets of $49.7 million relates to the sale of our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and assets related thereto, to Genmab A/S and the assumption of certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets) during March 2008. See Note 6 to the Consolidated Financial Statements for further information.

(2)
See Note 7 to the Consolidated Financial Statements for details related to our restructuring charges.

(3)
See Note 8 to the Consolidated Financial Statements for details related to our asset impairment charges.

(4)
For all periods presented, the computation of net loss per basic and diluted share and the shares used to compute the per-share amounts are presented based on 23.9 million shares that were issued in connection with the spin-off on December 18, 2008. There were no Facet Biotech common shares issued between the spin-off and December 31, 2008.

CONSOLIDATED BALANCE SHEET DATA:

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Cash, cash equivalents, marketable securities and restricted cash	$403,418	$28,274	$18,269	$—	$—
Working capital (deficit)	$395,256	$(18,996)	$(51,412)	$16,683	$(29,816)
Total assets	$538,021	$369,066	$327,267	$328,423	$305,994
Long-term obligations, less current portion	$33,306	$31,349	$33,425	$7,296	$7,769
Total stockholders' equity/ parent company equity	$435,633	$262,680	$204,196	$228,089	$258,961

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "believes," "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors described in Item 1A under the heading "Risk Factors" and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Overview

        We are a biotechnology company that takes a disciplined, biology-driven approach to identify and develop oncology therapeutics. We have core competencies in tumor biology and antibody engineering, as evidenced by our pipeline of four clinical-stage candidates, all of which are products of our research efforts, as well as our proprietary protein engineering technology platform.

        Our business strategy focuses primarily on the following areas:

  •
  Focusing our efforts in oncology:  We recently decided to focus our research and development efforts solely in the oncology therapeutic area. By taking a more focused approach in oncology, we intend to enhance our expertise in this area by both building upon and augmenting our existing internal capabilities and leveraging external expertise to become a leading oncology-focused organization. Three of our four products currently in clinical development are targeted at oncology indications, and we are focused on expanding our pipeline with additional oncology candidates.

  •
  Advancing our existing pipeline:  We are focused on advancing our existing clinical programs to further stages of development. We currently have four antibodies in the clinic for oncology and immunologic disease indications, of which two are in phase 2 and two in phase 1. We have two strategic development collaborations in place, which we believe will help us increase the likelihood of success of our programs by (1) enhancing our development capabilities, (2) providing therapeutic area knowledge and expertise with bringing products to market and (3) sharing in the cost and risks associated with the development of product candidates.

  •
  Expanding our pipeline:  We are focused on expanding our pipeline with additional oncology-focused programs. We are seeking to augment our pipeline through primarily business development efforts, including through strategic collaborations and in-licensing opportunities, specifically in the oncology area. Generally, we expect to focus our business development efforts on the pursuit of products that are in in phase 1 clinical trials or preclinical development.

  •
  Refining our protein engineering platform technologies:  Building on our years of experience in the humanization of antibodies, we are leveraging our strength in antibody engineering to improve upon the overall characteristics of antibody therapeutics. We are applying these capabilities toward our own antibodies and to explore the development of improved next-generation antibodies, which we believe may provide strategic advantages to pharmaceutical and biotechnology companies involved in the development of antibody therapeutics. We are currently evaluating opportunities to realize value from these technologies.

        We believe we can successfully implement our strategy through our key strengths, including: (1) engineering and optimizing antibody therapeutics, (2) using our process science capabilities to develop highly efficient manufacturing processes and appropriate pharmaceutical dosage forms for our products from clinical through to commercial scale, (3) applying our preclinical expertise to gain detailed biological, pharmacological and toxicological understanding of product candidates, (4) advancing the development of validated preclinical therapeutics from the preclinical stage through phase 1 clinical studies and (5) utilizing our cash position to support our business strategy.

        Prior to the spin-off on December 18, 2008, we had not operated as a separate, stand-alone entity. In addition, there have been a number of events over the past several years that have had a significant impact on our operations. As a result of these factors, our historical financial results are not likely to be indicative of our future financial performance. Events that have had a significant impact on our operations include:

  •
  Our collaboration agreements and amendments and terminations of those agreements have materially affected our historical revenues and other financial results. In 2005, we amended a prior agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (together, Roche), which effectively resulted in the elimination of royalties on sales of the Zenapax (daclizumab) antibody product after the first quarter of 2006. We had been generating royalties from Zenapax sales beginning the first quarter of 1998. In addition, in 2004 and in 2005, we entered into collaboration agreements with Roche for the development of daclizumab for the treatment of asthma and transplant maintenance, respectively. However, in 2006 and in 2007, Roche terminated these collaboration agreements, resulting in accelerated revenue recognition of previously deferred upfront fees received under these agreements. (See Note 5 to the Consolidated Financial Statements for further details about our arrangements with Roche.) In 2005, we entered into a collaboration agreement with Biogen Idec and in 2008, we entered into a collaboration agreement with Bristol-Myers Squibb Company (BMS). Under our collaboration agreement with Biogen Idec, we share development costs equally, and under our collaboration agreement with BMS, we bear 20 percent of the costs while BMS bears 80 percent of the costs.

  •
  We began building a state-of-the-art, commercial scale manufacturing facility in March 2002 to initially manufacture our development-stage products and, ultimately, our commercial products. We placed the facility into service in July 2006. We incurred significant capital expenditures to build this facility and our total research and development expenses increased significantly over this period to staff and ultimately run these manufacturing operations. In March 2008, in connection with our overall strategic process, we sold this facility. For the foreseeable future, we expect to utilize external contract manufacturing organizations or our collaboration partners to manufacture product for our development programs.

  •
  In connection with our overall strategic process, developments in our pipeline programs and our effort to reduce our operating expenses to more appropriate levels, in March 2008, we commenced a restructuring plan pursuant to which we would eliminate approximately 250 employment positions and, in January 2009, we undertook a further reduction in force, pursuant to which we would eliminate approximately 80 additional positions. Subsequent to these restructuring efforts, which we expect to substantially complete by the third quarter of 2009, we expect to have approximately 200 employment positions, which is a level significantly below our historical levels. We will not achieve the full benefit of the restructuring plans until some time after the completion of the planned restructuring activities, as our operating expenses will continue to include expenses relating to severance benefits for the future termination of employees and retention for these employees through their termination dates.

  •
  In connection with our 2009 restructuring efforts, we are consolidating our operations into one of our two leased facilities in Redwood City during the first half of 2009. As a result of our plans to vacate one of the buildings, we recognized impairment charges of $16.1 million, which related to certain leasehold improvements and other fixed assets that we expect to abandon in connection with the move or which we had abandoned as of December 31, 2008.

Summary Financial Results and Outlook

        Over the past three years, our total revenues decreased from $51.4 million in 2006 to $26.7 million in 2007 to $18.3 million in 2008. These decreases were primarily due to the impact of our arrangements with Roche as described above and, to a lesser degree, our collaboration with Biogen Idec. Over this same three-year period, our total operating expenses decreased from $238.2 million in 2006 to $178.3 million in 2008. The reduction in our operating expenses in those periods was due primarily to reduced research and development expenses as a result of development portfolio reductions, the impact of our restructuring activities and the sale of our manufacturing facility in the first quarter of 2008. In addition, total operating expenses in 2008 were reduced by a $49.7 million gain on the sale of the manufacturing facility. These reductions were partially offset by certain restructuring and asset impairment charges as well as by increases in general and administrative expenses largely driven by costs associated with the strategic initiatives underway throughout 2007 and 2008, as well as due to increased idle facility costs being allocated to general and administrative, which resulted from our restructuring activities.

        During the years ended December 31, 2008, 2007 and 2006, we recognized net losses of $161.8 million, $227.3 million and $186.7 million, respectively. During these periods, our historical financial results have included certain gains and losses, including the $49.7 million gain on the sale of our manufacturing facility during the first quarter of 2008 and asset impairment charges of $19.9 million, $5.5 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. With respect to our restructuring activities that were initiated in the third quarter of 2007 and in the first quarter of 2008, we recognized restructuring charges totaling $10.5 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively.

        As described above, the timing of the commencement of our license and collaboration agreements, and the terminations of our collaboration agreements with Roche, have impacted our previously reported revenues over the past several years. We expect that in the near-term, our total revenues will be marginally higher than amounts recognized in 2007 and 2008, driven primarily from revenues recognized under our BMS collaboration. Future revenues will vary from period to period and will depend substantially on (1) whether we are successful in our existing collaborations and receive milestone payments there under, (2) whether we enter into new collaboration agreements, (3) the potential milestone payments we receive related to our out-licensing agreements (4) whether and to what extent expected development timelines change, which would impact the rate at which we recognize revenue related to certain previously received collaboration payments, and (5) the level of royalties we receive under the asset purchase agreement with EKR, which was assigned to us by PDL in connection with the spin-off. Our future collaboration revenues also will vary depending on which party in any collaboration is incurring the majority of development costs in any period (see our policy for revenues recognized under our collaboration agreements in Note 2 to the Consolidated Financial Statements).

        Once we complete our restructuring activities in mid-2009, we expect our total operating expenses to be significantly lower than the levels experienced in 2008, 2007 and 2006 and increases or decreases thereof to correlate generally with the number of products we have under development and the phases of such development programs. Future operating expenses also will depend on whether we acquire the rights to additional products through in-licensing agreements or other means or enter into new collaboration agreements and will vary from period to period depending on which party in our existing collaboration, and any potential new collaboration, is incurring the majority of development costs in any period (see our policy for expenses recognized under our collaboration agreements in Note 2 to the Consolidated Financial Statements). Additionally, as a result of the sale of the manufacturing facility and our decision to outsource manufacturing activities, we expect our manufacturing-related research and development expenses in the near-term to be significantly lower than the levels experienced in 2008, 2007 and 2006.

        In addition, we are actively seeking to sublease excess capacity in our Redwood City facilities. The process of subleasing office space can be lengthy and is uncertain and we cannot assure if and when we may sublease any of our excess capacity or the amount of excess capacity that we may ultimately be able to sublease, and our total operating expenses will vary depending on the outcome and timing of this process. As we continue our efforts to sublease our facilities, we have commenced the process of consolidating all of our operations into one of our two leased buildings in Redwood City, as discussed above, in an effort to further reduce our operating costs. The building that we are vacating (the Administration Building) comprises roughly two-thirds of our total leased space of approximately 450,000 square feet and, accordingly, after our consolidation efforts are completed, we will occupy approximately 165,000 square feet of our leased facilities.

        We expect to recognize lease-related charges when we cease the use of the Administration Building, which is expected to occur in the second quarter of 2009. The restructuring charges will include estimated future facility costs for which we will obtain no future economic benefit, net of estimated future sublease income, over the term of our lease. Our estimates of future sublease income will involve significant assumptions regarding the time required to contract with subtenants, the amount of idle space we are able to sublease and the potential future sublease rates. We believe that it will take some time to contract with subtenants and that our contractual lease rates may be above market rates for comparable facilities. At this time, we are not able to make a good faith estimate of the amount or range of amounts of these additional charges or costs.

Economic and Industry-Wide Factors

        Various economic and industry-wide factors are relevant to us and could affect our business, including the factors set forth below.

  •
  Our business will depend in significant part on our ability to successfully develop innovative new drugs. Drug development, however, is highly uncertain and very expensive, typically requiring hundreds of millions invested in research, development and manufacturing elements. The clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives FDA or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

  •
  Our industry is subject to extensive government regulation, and we must make significant expenditures to comply with these regulations. For example, the FDA regulates, among other things, the development, testing, research, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of our products. The development of our products outside of the United States is subject to similar extensive regulation by foreign governments, which regulations are not harmonized with the regulations of the United States.

  •
  The manufacture of antibodies for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If our product candidates are not manufactured in accordance with FDA and European good manufacturing practices, we may not be able to obtain regulatory approval for our product candidates. We do not have either facilities or resources to manufacture our potential products. Accordingly, we are reliant on third-party manufacturers for the supply of all of our development products.

  •
  Our business success is dependent in significant part on our success in establishing intellectual property rights, either internally or through in-license of third-party intellectual property rights, and protecting our intellectual property rights. If we are unable to protect our intellectual property, we may not be able to compete successfully and our revenues and operating results would be adversely affected. Our pending patent applications may not result in the issuance of valid patents or our issued patents may not provide competitive advantages or may be reduced in scope. Proceedings to protect our intellectual property rights are expensive, can, and have, continued over many years and could result in a significant reduction in the scope or invalidation of our patents, which could adversely affect our results of operations.

  •
  To be successful, we must retain qualified scientific, clinical, operations, marketing, administrative and management personnel. We face significant competition for experienced personnel.

  •
  Our long-term prospects will be dependent upon our ability to secure capital resources.

        See also Item 1A under the heading "Risk Factors" for additional information on these economic and industry-wide and other factors and the impact they could have on our business and results of operations.

Basis of Presentation

        The consolidated financial statements have been prepared using PDL's historical cost basis of the assets and liabilities of the various activities that comprise the Biotechnology Business as a component of PDL and reflect the results of operations, financial condition and cash flows of the Biotechnology Business as a component of PDL through the effective date of the spin-off of Facet Biotech on December 18, 2008. The statements of operations through December 18, 2008 include expense allocations for general corporate overhead functions historically shared with PDL, including finance, legal, human resources, investor relations and other administrative functions, which include the costs of salaries, benefits, stock-based compensation and other related costs, as well as consulting and other professional services. Where appropriate, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Biotechnology Business by PDL were allocated to Facet Biotech based on the relative percentages, as compared to PDL's other businesses, of headcount or another appropriate methodology depending on the nature of each item of cost to be allocated.

        The costs historically allocated to us by PDL for the services it has shared with us may not be indicative of the costs we will incur following the spin-off. Certain anticipated incremental costs and other adjustments that give effect to the spin-off are not reflected in our historical consolidated financial statements.

Critical Accounting Policies and the Use of Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our consolidated financial statements requiring significant estimates and judgments are as follows:

  Revenue Recognition for Collaborative Arrangements

        We have entered and may enter into collaboration and licensing arrangements that contain multiple elements, such as upfront license fees, reimbursement of research and development expenses, milestones related to the achievement of particular stages in product development and royalties. Under these types of arrangements, we may receive nonrefundable upfront fees, time-based licensing fees and reimbursement for all or a portion of certain predefined research and development or post-commercialization expenses, and our licensees may make milestone payments to us when they or we achieve certain levels of development with respect to the licensed technology. Generally, when there is more than one deliverable under the agreement, we account for the revenue as a single unit of accounting under Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangement with Multiple Deliverables," for revenue recognition purposes. For a combined unit of accounting, we recognize the upfront fees and certain milestones that are not deemed to be "at risk" over the estimated period over which we have obligations under the arrangement. Under our collaboration agreements with Biogen Idec and BMS, we have performance obligations through the development term of the potential products. Development terms are inherently uncertain and we expect to revise our estimate of the development term in future periods.

        With respect to the reimbursement of development costs, each quarter, we and our collaborators reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable in our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional research and development expenses by such amount. Therefore, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

        We recognize "at risk" milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be "at risk" when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or perfunctory effort. The Emerging Issues Task Force could provide additional guidance in Issue No. 08-1, "Revenue Recognition for a Single Unit of Accounting" and Issue No. Issue No. 08-9, "Milestone Method of Revenue Recognition," which could change our method of revenue recognition for collaborative arrangements.

  Clinical Trial Expenses

        We base our cost accruals for clinical trials on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations (the CROs). In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements vary from contract to contract, are subject to negotiation and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, we recognize direct expenses related to each patient enrolled in a clinical trial on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from CROs, such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we would recognize expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we would confirm directly with the CRO.

        If our CROs were to either under or over report the costs that they have incurred or if there is a change in the estimated per patient costs, it could have an impact on our clinical trial expenses during the period in which they report a change in estimated costs to us. Adjustments to our clinical trial accruals primarily relate to indirect costs, for which we place significant reliance on our CROs for accurate information at the end of each reporting period. Based upon the magnitude of our historical adjustments, we believe that it is reasonably possible that a change in estimate related to our clinical accruals could be approximately 1 percent of our annual research and development expenses.

  Impairment of Long Lived Assets

        We test long-lived assets with definite useful lives for impairment when circumstances indicate that the carrying value of these assets may not be recoverable. If an asset is determined to be impaired, we calculate the loss as the difference between its estimated fair value and its carrying value. The fair value of an asset is estimated using various valuation techniques when a quoted market price in an active market is not available. As part of our 2009 restructuring efforts, we are consolidating our operations into one of our two leased buildings in Redwood City during the first half of 2009. In connection with the plans to vacate one of the buildings, we recognized impairment charges of $16.1 million, which related to certain leasehold improvements and other fixed assets that we expect to abandon in connection with the move or which we had abandoned as of December 31, 2008. We calculated the fair value associated with the leasehold improvements based on the estimated economic benefit we would derive from these assets over their remaining useful lives. For all other assets, we estimated their fair values based on the proceeds we expect to receive upon the sale of the assets. If we had used different assumptions underlying our estimates of fair value, including projected future cash flows or the future economic benefit related to the assets under review, the impairment charges that we have reported in our financial statements may have been materially different.

Results of Operations

Revenues

        Revenues consist of (1) license and milestone revenues from collaborations, (2) reimbursement of research and development (R&D) expenses under collaborations and (3) other revenues. Other revenues include license, maintenance and milestone revenues from the out-licensing of our technologies, humanization revenues and royalties.

	Years Ended December 31,			Annual Percent Change
(In thousands)	2008	2007	2006	2008/2007	2007/2006
License and milestone revenues from collaborations	$8,952	$19,217	$29,764	(53)%	(35)%
Reimbursement of R&D expenses from collaborations	6,050	5,415	18,784	12%	(71)%
Other	3,261	2,060	2,869	58%	(28)%

Total revenue	$18,263	$26,692	$51,417	(32)%	(48)%

        Total revenues decreased 48 percent for the year ended December 31, 2007 from 2006 due to (1) the acceleration of $20.5 million in previously deferred revenue that we recognized during the second half of 2006 related to Roche's election to discontinue its involvement in both the asthma and transplant maintenance collaborations for daclizumab, which terminations were effective in August 2006 and April 2007, respectively, and (2) a $13.4 million decrease in revenues in 2007 related to reimbursement for R&D services as a result of the termination of our Roche collaborations and lower R&D reimbursable expenses incurred by us under our collaboration agreement with Biogen Idec. These decreases in total revenues were partially offset by the acceleration of $5.2 million in previously deferred revenue that we recognized during the first four months of 2007 resulting from the April 2007 termination of our collaboration with Roche for the joint development of daclizumab in the transplant maintenance indication.

        Revenues decreased 32 percent for the year ended December 31, 2008 as compared to the same period in 2007 due to (1) the recognition of $7.2 million in 2007 related to our agreement with Roche to co-develop daclizumab for transplant maintenance, which was terminated effective April 2007, (2) the recognition of a $5.0 million "at risk milestone" in 2007 that was earned upon the datalock of the phase 2 trial of the daclizumab product in multiple sclerosis and (3) a decrease of $4.0 million in revenue recognized under our collaboration agreement with Biogen Idec due to higher reimbursable R&D expenses incurred by Biogen Idec in 2008 as compared to 2007. Such decreases from amounts recognized in 2007 were partially offset by $6.5 million in revenues recognized in 2008 under our collaboration with BMS, which was executed in the third quarter of 2008, and a $2.0 million increase in milestone payments and maintenance fees that we recognized in 2008 as compared to 2007.

Costs and Expenses

	Years Ended December 31,			Annual Percent Change
(In thousands)	2008	2007	2006	2008/2007	2007/2006
Research and development	$151,276	$195,130	$200,720	(22)%	(3)%
General and administrative	46,339	45,045	36,590	3%	23%
Gain on sale of assets	(49,671)	—	—	*	*
Restructuring charges	10,470	6,668	—	57%	* %
Asset impairment charges	19,902	5,513	900	261%	513%

Total costs and expenses	$178,316	$252,356	$238,210	(29)%	6%

*
Not meaningful

Research and Development Expenses

        Our R&D activities include (1) Research, (2) Product Operations and Quality, and (3) Preclinical Sciences and Clinical Development. Our research activities include progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, utilizing translational research to better inform the clinical investigation of our therapeutics and refining our protein engineering technology platform. Our product operations and quality activities include process, pharmaceutical and analytical development as well as supply chain and quality functions. Clinical and preclinical operations are comprised of preclinical development, toxicology, pharmacokinetics, bioanalytics and clinical development, which includes regulatory, safety, medical writing, biometry, U.S. and European clinical operations and program management.

        Our R&D expenses are comprised of (1) direct expenses for each of our products in clinical development, which are comprised of external costs of conducting our clinical trials, such as fees to CROs and clinical investigators, and monitoring, data management and drug supply expenses, and

(2) costs to support our R&D activities, which are comprised of personnel-related costs, certain technology licensing fees, costs of conducting research and preclinical studies, R&D funding provided to third parties and allocations of overhead, including facility and information technology costs.

        Over the past three years, our most significant R&D programs were daclizumab, volociximab, elotuzumab, PDL192 and Nuvion. We terminated our Nuvion program in the third quarter of 2007. For 2008, the most significant investments of our resources, including the estimated time our employees spent and the amount of direct costs that we incurred on each of our programs, were in the elotuzumab, daclizumab and volociximab programs. For 2007, the most significant investments of our resources were in the Nuvion, elotuzumab and PDL192 programs. For 2006, the most significant investments of our resources were in the Nuvion, daclizumab and elotuzumab programs.

        R&D expenses in 2007 decreased slightly, by $5.6 million, from those incurred in 2006. In 2007, we incurred lower R&D expenses as compared to 2006 with respect to our aggregate daclizumab program costs, which resulted from the suspension of our clinical development programs in asthma and transplant maintenance in late 2006 and early 2007 due to the termination of our collaborations with Roche. In addition, we terminated our Nuvion phase 3 program during the third quarter of 2007. These decreases were almost entirely offset by increases in development costs for elotuzumab and PDL 192 and non-program specific R&D expenses due to higher employment and depreciation costs associated with our former manufacturing operations in Minnesota. The increase in elotuzumab costs in 2007 was due to the commencement of the phase 1 trials in multiple myeloma, including related manufacturing costs, and the increase in PDL192 expenses was due to increased efforts and preclinical work in preparation for an IND filing and an increase in manufacturing expenses.

        The $43.9 million decrease in R&D expenses from 2007 to 2008 was primarily driven by decreases in our Nuvion program costs due to the decision to terminate the Nuvion phase 3 development programs during August 2007 as well as a decrease in PDL192 expenses, primarily related to lower manufacturing expenses. In addition, R&D expenses decreased due to lower employee-related and overhead expenses in 2008 resulting from the impact of the sale of our former manufacturing assets in Minnesota during the first quarter of 2008 and the restructuring efforts we initiated in the fourth quarter of 2007 and the first quarter of 2008. This reduction in costs was partially offset by increases in development costs for elotuzumab and volociximab due to the progress of these programs as well as higher depreciation expenses related to assets associated with our Redwood City facilities that we placed into service in the fourth quarter of 2007.

        We currently do not have reliable estimates of total costs for a particular drug candidate to reach the market. Our potential antibody products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

        The length of time that a development program is in a given phase varies substantially according to factors relating to the development program, such as the type and intended use of the potential product, the clinical trial design, and the ability to enroll patients. For collaborative programs, advancement from one phase to the next and the related costs to do so is also dependent upon certain factors that are controlled by our collaboration partners. According to industry statistics, it generally takes 10 to 15 years to research, develop and bring to market a new prescription medicine in the United States. In light of the steps and complexities involved, the successful development of our potential products is highly uncertain. Actual timelines and costs to develop and commercialize a product are subject to enormous variability and are very difficult to predict. In addition, various statutes and regulations also govern or influence the manufacturing, safety reporting, labeling, storage, record keeping and marketing of each product.

        For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see our Risk Factors within Item 1A of this Annual Report.

General and Administrative Expenses

        General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative and marketing functions, and an allocation of facility and overhead costs.

        General and administrative expenses for the year ended December 31, 2007 increased $8.5 million from 2006. This increase was primarily due to depreciation expense that was classified as general and administrative expenses in 2007 related to idle R&D capacity in our former Minnesota manufacturing facility as well as executive severance payments that were accrued for during the fourth quarter of 2007. These increases were partially offset by a decrease in stock-based compensation expense.

        General and administrative expenses increased by $1.3 million during 2008 in comparison to 2007. In 2008, we classified as general and administrative expenses a higher amount of facilities costs related to idle R&D capacity as a result of the move to our Redwood City facilities. In addition, in 2008 we recognized expenses for retention bonuses that were offered to our employees, higher legal expenses due to spin-off and other strategic efforts and higher depreciation expenses due to the leasehold improvement that we placed into service in late 2007 associated with our Redwood City facilities. Such increases were partially offset by lower employee-related expenses as a result of our restructuring activities that commenced in March 2008 and lower stock-based compensation, which resulted from a reversal of stock-based compensation in connection with the spin-off (see Note 3 to the Consolidated Financial Statements for further details).

Gain on Sale of Assets

        In March 2008, we sold our Manufacturing Assets to an affiliate of Genmab A/S (Genmab) and recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008.

        In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab each provided transition services for a period of one year. In addition, to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction. Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2010.

Restructuring Charges

  2007 Manufacturing Restructuring

        In late September 2007, PDL's Board approved a workforce reduction related to our former manufacturing operations. During the third quarter of 2007, we informed employees that any employees terminated in a reduction would be eligible for a specified severance package. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days' advance notice of the date their employment would terminate. In 2007, we recognized restructuring charges related to this workforce reduction of $3.6 million, consisting of post-termination severance costs, 401(k) matching payments and salary and bonus accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services related to the Biotechnology Business. In 2007, all actions under this restructuring plan were completed and substantially all payments were made.

  2007 Facilities-related Restructuring

        During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized a restructuring charge of approximately $1.3 million. We paid all obligations relating to these leases by the end of the first quarter of 2008, when the leases on these facilities terminated.

        In addition, during 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. During 2007, we recognized restructuring charges of $1.8 million related to these leased facilities. In connection with the sale of our Manufacturing Assets in March 2008, Genmab assumed our obligations for one of these two facilities, and PDL retained the lease obligation for the remaining facility.

  2008 Company-wide Restructuring

        In an effort to reduce our operating costs to a level more consistent with our peers, in March 2008 we commenced a restructuring plan pursuant to which we immediately eliminated approximately 120 employment positions and would eliminate approximately 130 additional employment positions over the subsequent 12 months. All impacted employees were notified in March 2008. In 2008, we recognized restructuring charges of $9.3 million, primarily consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. We expect to pay the remaining severance benefits related to this restructuring plan by the third quarter of 2009.

  French Office Restructuring

        During the fourth quarter of 2008, we decided to close our offices in France, which at the time employed seven individuals. In 2008, we recognized $0.9 million in severance benefits and expect to pay all obligations by the end of the first quarter of 2009.

        The following table summarizes the restructuring activity discussed above, as well as the remaining restructuring accrual balance at December 31, 2008:

(In thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,616	3,052	6,668
Payments and adjustments	(3,205)	(1,195)	(4,400)
Interest expense	—	55	55

Balance at December 31, 2007	411	1,912	2,323
Restructuring charges	10,243	227	10,470
Payments	(8,698)	(2,075)	(10,773)
Transfer to PDL BioPharma, Inc.	—	(64)	(64)

Balance at December 31, 2008	$1,956	$—	$1,956

  2009 Restructuring Activities

        As a result of a strategic review process we undertook to enhance our focus and significantly reduce our operating costs, we undertook a further reduction in force in early 2009, pursuant to which we would eliminate approximately 80 positions. We expect to recognize approximately $3.6 million in post termination severance costs in connection with this restructuring effort during the first half of 2009. Subsequent to all restructuring efforts, which we expect to be substantially completed by the third quarter of 2009, we expect to have approximately 200 employment positions.

Asset Impairment Charges

        In June 2006, we concluded that the carrying amount of certain of our licensed research technology was impaired because we abandoned the related technology associated with certain research projects we originally acquired in the third quarter of 2004. Accordingly, we recorded an impairment charge of $0.9 million, representing the unamortized balance prior to the impairment assessment, during the second quarter of 2006.

        In June 2007, management committed to a plan to sell real estate that comprised part of our prior corporate headquarters in Fremont, California. Based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007 and, during the second quarter of 2007, we recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less costs to sell. The sale of these two buildings closed in October 2007 on terms generally consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of the sale.

        The asset impairment charges that we recognized in 2008 resulted from our restructuring activities. As a result of our 2008 restructuring activities, we recognized $3.8 million in asset impairment charges that primarily related to the costs of certain research equipment that was expected to have no future useful life and certain information technology projects that were terminated and had no future benefit to us. In connection with our 2009 restructuring efforts, we are consolidating our operations into one of our two leased buildings in Redwood City during the first quarter of 2009. As a result of our plans to vacate one of the buildings, we recognized impairment charges of $16.1 million, which related to certain leasehold improvements and other fixed assets that we expect to abandon in connection with the move or which we had abandoned as of December 31, 2008. We calculated the fair value associated with the leasehold improvements based on the estimated economic benefit we would derive from these assets over their remaining useful lives. For all other assets, we estimated their fair values based on the proceeds we expect to receive upon the sale of the assets. We expect to complete the consolidation efforts in the second quarter of 2009.

Other Income and Expense, Net and Interest Expense

	Years Ended December 31,			Annual Percent Change
(In thousands)	2008	2007	2006	2008/2007	2007/2006
Other income (expense)	$29	$(871)	$737	(103)%	(218)%
Interest expense	(1,708)	(639)	(552)	167%	16%

Total interest and other income, net and interest expense	$(1,679)	$(1,510)	$185	11%	(916)%

        Other income, net, in 2006 primarily consisted of interest income on a $30 million note receivable bearing interest at a rate of 5.75 percent from Exelixis, Inc, which matured in May 2006. Other expense, net, in 2007 was primarily comprised of loan defeasance costs of $0.9 million recognized in connection with the early extinguishment of debt associated with the sale of our Fremont property (see Note 10 to the Consolidated Financial Statements).

        Interest expense in 2006 and 2007, net of amounts capitalized, included amounts related to a term loan associated with the purchase of two of the buildings that made up our Fremont, California facilities, which was extinguished in connection with the sale of this property in October 2007. Interest expense in 2006 also included amounts incurred related to certain notes payable assumed in connection with our acquisition of Eos Biotechnology, Inc., which PDL acquired in the second quarter of 2003. In addition, beginning in the fourth quarter of 2007, interest expense consists primarily of a portion of our lease payments on our Lab Building (as defined below in Liquidity and Capital Resources) in Redwood

City, California. For accounting purposes, we are considered to be the owner of the leased property and we have recorded the fair value of the building and a corresponding long-term financing liability on our Consolidated Balance Sheet. See the Liquidity and Capital Resources section of this Annual Report for further details of this lease and the related accounting treatment.

Income Taxes

        The operations of Facet Biotech were historically included in PDL's consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the spin-off on December 18, 2008, the provision for income taxes and the deferred tax assets and liabilities for Facet Biotech had been determined as if Facet Biotech had filed tax returns separate and apart from PDL. Accordingly, the tax expense for Facet Biotech in future years could vary from the historical tax expense depending on the future legal structure of Facet Biotech and related tax elections. Income tax expense in 2008, 2007 and 2006 related solely to foreign taxes on income earned by our foreign operations.

Liquidity and Capital Resources

        In connection with the spin-off, PDL provided us, from its cash reserves on hand, cash and cash equivalents of $405 million. We expect this initial $405 million cash contribution, as well as future payments from Biogen Idec and BMS related to our collaboration agreements with these entities, and royalty and milestone revenues from certain other agreements, each of which was assigned to us by PDL, will fund our operations and working capital requirements through approximately the end of 2012 based on current operating plans. Prior to the spin-off, the Biotechnology Business of PDL was funded entirely by PDL.

        Net cash used in our operating activities in 2008, 2007 and 2006 was $165.1 million, $181.9 million and $123.2 million, respectively. The $16.8 million decrease in net cash used in operating activities between 2008 and 2007 was primarily attributable to the $30.0 million upfront cash payment we received from BMS under the terms of our collaboration agreement, which was effective in September 2008, and $18.6 million of liabilities that were assumed by PDL upon the spin-off. These cash generating activities were partially offset by lower cash receipts due to lower revenue and payments made related to restructuring activities and retention bonuses during 2008. The $58.8 million increase in net cash used in our operating activities in 2007 as compared to 2006 was primarily attributable to lower cash receipts due to lower revenue in 2007 as well as changes in our working capital due to the timing of payments for accounts payable and accrued liabilities.

        Net cash provided by investing activities for 2008 was $255.2 million compared to net cash used in investing activities of $81.4 million and $19.9 million in 2007 and 2006, respectively. The net cash provided by investing activities in 2008 was attributable primarily to net proceeds of $236.6 million received in connection with the sale of the Manufacturing Assets and the release of $25.0 million of restricted cash relating to our Redwood City, California, facility. The net cash used in investing activities in 2007 was primarily attributable to $92.3 million in capital expenditures, which included the development and construction of our new headquarters in Redwood City, California, and $10.0 million relating to the establishment of letters of credit related to the construction at our Redwood City, California facilities, partially offset by $20.9 million in proceeds from the sale of our property in Fremont, California. The $19.9 million net cash used in investing activities in 2006 was primarily attributable to $31.9 million in capital expenditures and $18.3 million relating to the establishment of letters of credit related to the lease of and construction at our Redwood City, California facilities, partially offset by the repayment to us by Exelixis, Inc. of a $30.0 million note receivable.

        Net cash provided by financing activities in 2008, 2007 and 2006 was $307.5 million, $263.4 million and $143.1 million, respectively. The net cash provided by financing activities for 2007 and 2006 periods was primarily due to net funding from our parent company, PDL. The net cash provided by financing operations for 2008 was due to the $405 million of initial cash contribution received from PDL from its cash reserves on hand.

        In July 2006, PDL entered into agreements to lease two buildings in Redwood City, California, to serve as its corporate headquarters. The larger of the two buildings (the Administration Building) primarily serves as general office space while the other serves as our principal laboratory space (the Lab Building). We took possession of the buildings during the fourth quarter of 2006 and completed our move into the buildings by the end of 2007. Significant leasehold improvements were performed for the Lab Building, which had not previously been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required under EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction," to reflect the lease of the Lab Building in our financial statements as if we had purchased the building. Therefore, we recorded the fair value of the building and a corresponding financing liability, which was approximately $24.7 million, at the time when we took possession of the building. We incurred approximately $64 million in leasehold improvements in the Lab Building. We completed construction during the fourth quarter of 2007 and the Lab Building was placed into service in December 2007. Our underlying lease term is approximately 15 years, or through December 31, 2021. At December 31, 2008, our financing liability related to the Lab Building was approximately $26.2 million. We continue to seek opportunities to sublease our excess capacity in our corporate headquarters, and we have commenced the process of consolidating our operations entirely into the Lab Building. Under the Co-Tenancy Agreement with PDL, we are liable for the obligations under the Redwood City leases (see Note 4 to the Consolidated Financial Statements).

        Our future capital requirements will depend on numerous factors, including, among others, progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; investment in existing and new R&D programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; our ability to sublease our excess capacity, and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and obtain regulatory approval for our potential products, we will need to raise substantial additional funds through equity or debt financings, collaborative or out-licensing arrangements or other means. We cannot assure that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to our stockholders.

        As of December 31, 2008, our material contractual obligations under lease, contract manufacturing and other agreements for the next five years and thereafter are as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS
Lease payments(1)	$6,779	$13,914	$16,777	$100,334	$137,804
Other lease related obligations(2)	5,827	11,922	12,296	53,412	83,457
Other(3)	398	340	178	1,345	2,261
Contract manufacturing	3,789	6,400	—	—	10,189

Total contractual obligations	$16,793	$32,576	$29,251	$155,091	$233,711

(1)
Lease payments represent actual and estimated contractual rental payments under our facility leases in Redwood City, California and Paris, France. Included in these contractual obligations are amounts related to the Lab Building in Redwood City, for which we have a liability on our consolidated financial statement of $26.2 million as of December 31, 2008. These lease obligations reflect our estimates of future lease payments, which are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be higher than amounts included in the table.

(2)
Other lease-related obligations reflect estimated amounts that we are contractually required to pay over the term of the Redwood City leases, including insurance, property taxes and common area maintenance fees. Such amounts are estimated based on historical costs that we have incurred since the inception of the leases.

(3)
Other contractual obligations include post-retirement benefits and other operating leases for office equipment.

        In addition to the amounts disclosed in the table above, we have committed to make payments for certain retention related benefits totaling approximately $5.1 million as of December 31, 2008. Further, we have committed to make potential future "milestone" payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of December 31, 2008. We estimate that such milestones that could be due and payable over the next year approximate $0.9 million and milestones that could be due and payable over the next three years approximate $4.3 million.

Off-Balance Sheet Arrangements

        None.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2008, we do not have material exposure to market risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FACET BIOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$397,611	$—
Restricted cash	—	25,005
Deferred tax asset	2,444	—
Prepaid and other current assets	16,938	4,889

Total current assets	416,993	29,894
Long-term restricted cash	5,807	3,269
Land, property and equipment, net	105,671	325,969
Intangible assets, net	7,409	9,056
Other assets	2,141	878

Total assets	$538,021	$369,066

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$337	$2,239
Accrued compensation	3,669	20,562
Other accrued liabilities	3,635	18,240
Deferred revenue	13,234	7,171
Current portion of lease financing liability	862	678

Total current liabilities	21,737	48,890
Long-term deferred revenue	44,901	26,147
Deferred tax liability	2,444	—
Long term lease financing liability	25,316	26,194
Other long-term liabilities	7,990	5,155

Total liabilities	102,388	106,386
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding; none authorized at December 31, 2007	—	—
Common stock, par value $0.01 per share, 140,000 shares authorized; 23,901 shares issued and outstanding at December 31, 2008; none authorized, issued or outstanding at December 31, 2007	239	—
Additional paid-in capital	455,380	—
Accumulated deficit	(19,497)	—
Parent company investment	—	263,219
Accumulated other comprehensive loss	(489)	(539)

Total stockholders' equity	435,633	262,680

Total liabilities and stockholders' equity	$538,021	$369,066

See accompanying notes.

FACET BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Collaboration	$15,002	$24,632	$48,548
Other	3,261	2,060	2,869

Total revenues	18,263	26,692	51,417
Costs and expenses
Research and development	151,276	195,130	200,720
General and administrative	46,339	45,045	36,590
Gain on sale of assets	(49,671)	—	—
Restructuring charges	10,470	6,668	—
Asset impairment charges	19,902	5,513	900

Total costs and expenses	178,316	252,356	238,210

Loss from operations	(160,053)	(225,664)	(186,793)
Other income (expense)	29	(871)	737
Interest expense	(1,708)	(639)	(552)

Loss before income taxes	(161,732)	(227,174)	(186,608)
Income tax expense	81	123	81

Net loss	$(161,813)	$(227,297)	$(186,689)

Net loss per basic and diluted share	$(6.77)	$(9.51)	$(7.81)

Shares used to compute net loss per basic and diluted share	23,901	23,901	23,901

See accompanying notes.

FACET BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(161,813)	$(227,297)	$(186,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	19,902	5,513	900
Depreciation	18,539	28,511	28,188
Expense allocation from parent	2,233	2,503	1,625
Amortization of intangible assets	1,647	1,646	1,797
Allocation of stock based compensation expense from parent	5,648	14,324	18,286
Gain on sale of assets	(49,671)	—	—
Loss on disposal of equipment	220	763	74
Changes in assets and liabilities:
Accounts receivable, net	—	—	11,942
Deferred tax asset	(2,444)	—	—
Other current assets	(12,787)	3,479	3,167
Other assets	572	(282)	105
Accounts payable	(1,903)	(4,133)	5,387
Accrued liabilities	(13,583)	77	14,380
Deferred tax liability	2,444	—	—
Other long-term liabilities	2,886	2,957	1,393
Deferred revenue	22,982	(9,991)	(23,725)

Total adjustments	(3,315)	45,367	63,519

Net cash used in operating activities	(165,128)	(181,930)	(123,170)

Cash flows from investing activities
Maturities of note receivable	—	—	30,000
Purchase of property and equipment	(3,796)	(92,327)	(31,898)
Proceeds from the sale of property and equipment	236,560	20,903	269
Transfer (to) from restricted cash	22,467	(10,005)	(18,269)

Net cash provided by (used in) investing activities	255,231	(81,429)	(19,898)

Cash flows from financing activities
Cash contribution from parent	405,000	—	—
Transfers from (to) parent	(78,165)	268,635	143,743
Liabilities assumed by parent	(18,633)	—	—
Proceeds from financing of tenant improvements	—	2,118	—
Payments on other long-term debt and lease financing	(694)	(7,394)	(675)

Net cash provided by financing activities	307,508	263,359	143,068

Net increase in cash and cash equivalents	397,611	—	—
Cash and cash equivalents at beginning of the year	—	—	—

Cash and cash equivalents at end the year	$397,611	$—	$—

	Year Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Non-Cash Information
Cash paid during the year for interest	$1,708	$574	$553
Cash paid during the year for income taxes	$170	$87	$52
Non-cash investing and financing activities:
Capitalization of facilities under financing lease transactions, including accrued interest, and corresponding long-term financing	$—	$—	$25,117
Investment in Ophthotech (See Note 14)	$1,835	$—	$—

See accompanying notes.

FACET BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital	Accumulated Deficit		Parent Company Investment	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2005	—	$—	$—	$—	$—	$228,089	$228,089
Parent cost allocations	—	—	—	—	—	19,911	19,911
Net transfers from parent	—	—	—	—	—	143,743	143,743
Comprehensive loss:
Net loss	—	—	—	—	—	(186,689)	(186,689)
Adjustments to initially apply SFAS 158, net of tax	—	—	—	—	(858)	—	(858)

Total comprehensive loss					—		(187,547)

Balance at December 31, 2006	—	—	—	—	(858)	205,054	204,196
Parent cost allocations	—	—	—	—	—	16,827	16,827
Net transfers from parent	—	—	—	—	—	268,635	268,635
Comprehensive loss:
Net loss	—	—	—	—	—	(227,297)	(227,297)
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	319	—	319

Total comprehensive loss							(226,978)

Balance at December 31, 2007	—	—	—	—	(539)	263,219	262,680
Parent cost allocations	—	—	—	—	—	7,881	7,881
Cash contribution from parent company (See Note 1)	—	—	—	—	—	405,000	405,000
Net transfers from parent	—	—	—	—	—	(78,165)	(78,165)
Contribution of net assets to Facet Biotech and issuance of common shares to PDL stockholders (Note 1)	23,901,368	239	455,380	—	—	(455,619)	—
Comprehensive loss:
Net loss	—	—	—	(19,497)	—	(142,316)	(161,813)
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	50	—	50

Total comprehensive loss							(161,763)

Balance at December 31, 2008	23,901,368	$239	$455,380	$(19,497)	$(489)	$—	$435,633

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. ORGANIZATION AND BUSINESS

  Basis of Presentation

        In April 2008, PDL BioPharma, Inc. (PDL) announced its intent to spin off its biotechnology assets (Biotechnology Business) into a separate publicly traded entity apart from its antibody humanization royalty assets. In connection with the spin-off, PDL distributed as a dividend to its stockholders, one share of Facet Biotech Corporation (Facet Biotech or we, us, our and the Company) common stock for every five shares of PDL common stock outstanding. The spin-off was designed to separate two distinct businesses with significant differences in their markets, research and development needs, capital needs, employee needs, risk profiles and plans for growth. PDL's Board of Directors believed the separation into two independent companies would enhance the ability of each to focus on strategic initiatives and new business opportunities. As a consequence, PDL believed that investors would be able to evaluate better the merits of the two groups of businesses and their future prospects.

        In November 2008, the Board of PDL approved the form of the Separation and Distribution Agreement between Facet Biotech and PDL which (1) provided for the transfer, effective as of the spin-off, of certain assets and liabilities relating to the businesses previously conducted by PDL to Facet Biotech and (2) established contractual arrangements between PDL and Facet Biotech described below under Note 4. PDL will continue to own the antibody humanization royalty patents and the related business (Royalty Business).

        Facet Biotech was organized as a Delaware corporation and a wholly-owned subsidiary of PDL in July 2008. Prior to July 2008, the Biotechnology Business was not organized in a separate legal entity and a direct ownership relationship did not exist among all the components comprising the Biotechnology Business. PDL's investment in the Biotechnology Business is shown in lieu of stockholders' equity in the consolidated financial statements through the spin-off date, which was December 18, 2008.

        Facet Biotech is a biotechnology company with a strategy to take a disciplined, biology-driven approach to identify and develop oncology therapeutics. We have core competencies in tumor biology and antibody engineering, as evidenced by our pipeline of four clinical-stage candidates, all of which are products of our research efforts, and a proprietary protein engineering technology platform that we believe has the potential to yield near-term value. Our business strategy focuses primarily on the following areas: (1) focusing our efforts in oncology, (2) advancing our existing pipeline, (3) expanding our pipeline and (4) refining our protein engineering platform technologies. We believe we can successfully implement our strategy through our key strengths, including (1) engineering and optimizing antibody therapeutics directed at validated targets, (2) using our process science capabilities to develop highly efficient manufacturing processes and appropriate pharmaceutical dosage forms for our products from clinical through to commercial scale, (3) applying our preclinical expertise to gain detailed biological, pharmacological and toxicological understanding of product candidates, (4) advancing the development of validated preclinical therapeutics from the preclinical stage through phase 1 clinical studies and (5) utilizing our strong cash position to support our business strategy.

        The accompanying consolidated financial statements have been prepared using PDL's historical cost basis of the assets and liabilities of the various activities that comprise the Biotechnology Business of PDL and reflect the consolidated results of operations, financial condition and cash flows of Facet Biotech as a component of PDL prior to the spin-off on December 18, 2008. The various assets, liabilities, revenues and expenses associated with PDL were allocated to the historical consolidated financial statements of Facet Biotech in a manner consistent with the Separation and Distribution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. ORGANIZATION AND BUSINESS (Continued)

Agreement, discussed in Note 4. In some cases, Facet Biotech had been allocated certain expenses from PDL but had not been allocated the underlying productive assets, for example, certain information systems equipment that were not assigned to Facet Biotech but for which Facet Biotech has benefited from the assets. Such expenses have been reflected in the Statements of Cash Flows and the Statements of Changes in Parent Company Equity as expense allocations from parent company. Changes in parent company equity prior to the spin-off represent PDL's net investment in Facet Biotech, after giving effect to Facet Biotech's net loss, parent company expense allocations, net cash transfers to and from PDL and accumulated other comprehensive loss.

        For purposes of preparing financial statements prior to the spin-off, the Biotechnology Business derived from PDL's historical consolidated financial statements, allocations of revenues, research and development expenses, asset impairment charges, restructuring charges, gains on sales of assets and non-operating income and expenses to Facet Biotech were made on a specific identification basis. Facet Biotech's operating expenses also include allocations of information technology expenses based on an estimated number of full-time employees (FTEs) that worked with the Biotechnology Business and facilities expenses based on the estimated square footage utilized by the Biotechnology Business. For purposes of allocating general and administrative expenses from PDL's historical consolidated financial statements, costs directly related to the Biotechnology Business were allocated to Facet Biotech on a specific identification basis or based on the substance of the underlying effort. Facet Biotech's general and administrative expenses also include allocations of PDL's general corporate overhead expenses, including finance, legal, human resources, investor relations and other administrative functions. These allocations of general corporate overhead expenses were primarily based on the substance of the underlying effort or an estimated number of FTEs that worked with the Biotechnology Business. For certain costs that benefited the consolidated PDL entity as a whole, we allocated 50 percent of the costs to Facet Biotech. The Consolidated Balance Sheet of Facet Biotech on December 31, 2007 includes assets and liabilities that were allocated to Facet Biotech principally on a specific identification basis.

        Management believes that the Consolidated Statements of Operations include a reasonable allocation of costs incurred by PDL which benefited Facet Biotech. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Facet Biotech if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect the financial position, results of operations, and cash flows of Facet Biotech in the future or what it would have been had Facet Biotech been an independent, publicly traded company during the periods presented.

        As Facet Biotech was not a separate legal entity until July 2008, no separate cash accounts for the Biotechnology Business were historically maintained prior to the spin-off and, therefore, PDL is presumed to have funded Facet Biotech's operating, investing and financing activities as necessary. For purposes of the historical consolidated financial statements prior to the spin-off, funding of Facet Biotech's expenditures is reflected in the consolidated financial statements as a component of parent company investment. In connection with the asset transfer and spin-off discussed above, PDL provided Facet Biotech cash and cash equivalents of $405 million.

        We describe the Biotechnology Business transferred to us by PDL in connection with the spin-off as though the Biotechnology Business were our business for all historical periods described. However, Facet Biotech is a newly-formed entity that has not conducted any operations prior to the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. ORGANIZATION AND BUSINESS (Continued)

References in these Consolidated Financial Statements to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Biotechnology Business as those were conducted as part of PDL prior to the spin-off. Any references to "we," "us," "Facet Biotech" or the "Company" also refer to the Biotechnology Business as operated as a part of PDL prior to the spin-off.

        In connection with the spin-off, PDL transferred its wholly-owned subsidiaries to Facet Biotech, including PDL BioPharma France S.A.S., Fremont Management, Inc. and Fremont Holding L.L.C. Facet Biotech's historical financial statements through the spin-off and the consolidated financial statements for the period from the spin-off through December 31, 2008 include all accounts of Facet Biotech and all of these entities after elimination of intercompany accounts and transactions.

  Management Estimates

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of management's estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

  Segment Disclosures

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information," we are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. We operate in one segment, and our facilities are located primarily within the United States.

  Revenue Recognition

        We recognize revenue under the guidance of Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." In December 2007, the Financial Accounting Standards Board (FASB) ratified the final consensuses in Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements" (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between the parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. While EITF 07-1 would be effective for us beginning on January 1, 2009, we have early adopted its provisions and have presented our collaboration revenues and expenses in accordance with EITF 07-1 for all periods presented, as discussed below.

        The following represents the types of arrangements into which we generally enter:

  Collaboration Agreements

        Under our former collaborations with Hoffmann-La Roche Inc. and F. Hoffman La Roche Ltd. (together, Roche) and our current collaborations with Biogen Idec Inc. (Biogen Idec) and Bristol-Myers Squibb Company (BMS), we share development costs related to the products covered by the collaboration. The purpose of the collaboration agreements is to create synergies while bringing a product candidate to market by sharing technologies, know-how and costs. Once a product is brought

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

to market, we would share in commercialization costs as well as in profits related to the product, or generate a royalty based on net sales. Our collaboration agreements involve a combination of upfront fees, milestones and development costs for which we are not able to establish fair value of the undelivered elements. As such, we recognize these upfront fees, milestones and reimbursements of development costs as the services are performed. Each quarter, we and our collaborator reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable on our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional research and development expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in the collaboration is conducting the majority of the development activities.

  Out-License Agreements

        We have entered into license agreements under which the licensees have obtained from us licenses to certain of our intellectual property rights, including patent rights, related to certain development product candidates, which we believe are not a strategic fit for our portfolio development strategy. In these arrangements, the licensee is customarily responsible for all of the development work on the licensed development product. We have no significant future performance obligations under these agreements. Upfront consideration that we receive for license agreements is recognized as revenue upon execution and delivery of the license agreement and when payment is reasonably assured. If the agreements require continuing involvement in the form of development, manufacturing or other commercialization efforts by us, we recognize revenues in the same manner as the final deliverable in the arrangement. Under out-license agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees, and they are recognized as they are due and when payment is reasonably assured.

  Humanization Agreements

        Under our humanization agreements, the licensee typically pays us an upfront fee to humanize an antibody. We recognize revenue related to these fees as the humanization work is performed, which is typically over three to six months, or upon acceptance of the humanized antibody by the licensee if such acceptance clause exists in the agreement. Under our humanization agreements, we may also receive annual maintenance fees, payable at the election of the licensee to maintain the humanization and know-how licenses in effect. We have no performance obligations with respect to such fees, and therefore, we recognize these fees as revenues when they are due and when payment is reasonably assured.

  Milestones

        Our licensing and humanization arrangements may contain milestones related to reaching particular stages in product development. We recognize "at risk" milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be "at risk" when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or through a perfunctory effort. Milestones which are not deemed to be "at risk" are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

recognized as revenue in the same manner as up-front payments. We also receive milestone payments under patent license agreements, under which we have no further obligations, when our licensees reach certain stages of development with respect to the licensed product. We recognize these milestones as revenue once they have been reached and payment is reasonably assured.

  Clinical Trial Expenses

        We base our cost accruals for clinical trials on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations (CROs). In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of potential drugs. The financial terms of these agreements vary from contract to contract, are subject to negotiation and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our consolidated financial statements to the actual services received and efforts expended. As such, we recognize direct expenses related to each patient enrolled in a clinical trial on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from CROs, such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we accrue an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we confirm directly with the CRO. Our estimates and assumptions could differ significantly from the amounts that we actually may incur.

  Research and Development

        Major components of research and development expenses consist of personnel costs, including salaries and benefits, clinical development performed by us and CROs, preclinical work, pharmaceutical development, materials and supplies, payments related to work completed for us by third-party research organizations and overhead allocations consisting of various administrative and facilities related costs. All research and development costs are charged to expense as incurred.

  Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Specifically, we included the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)" (SFAS No. 158), which we adopted during the fourth quarter of 2006. Our comprehensive loss for the years ended December 31, 2008, 2007 and 2006 is reflected in the Consolidated Statements of Changes in Parent Company and Stockholders' Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

  Earnings Per Share

        Basic net loss per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. For all periods presented, the computation of net loss per basic share and the weighted-average shares outstanding are presented based on the 23.9 million shares that were issued in connection with the spin-off on December 18, 2008. There were no Facet Biotech common shares issued between the spin-off and December 31, 2008. The calculation of diluted net loss per share is the same as basic earnings per share since as of December 31, 2008, we did not have any potentially dilutive equity instruments outstanding.

  Capitalized Software

        Pursuant to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we recognize costs incurred in the preliminary planning phase of software development as expense as the costs are incurred. Software development costs incurred in the application development phase are capitalized and are included in property and equipment. For the years ended December 31, 2008, 2007 and 2006, we capitalized software development costs of $0.2 million, $2.5 million and $4.0 million, respectively. Once the developed software is placed into service, these costs are amortized over the estimated useful life of the software.

  Foreign Currency Translation

        The U.S. dollar is the functional currency for our French subsidiary. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations and have not been material.

  Cash Equivalents and Concentration of Credit Risk

        We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash and cash equivalents with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

  Land, Property and Equipment

        Land, property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	20 years
Leasehold improvements	Shorter of asset life or term of lease
Laboratory and manufacturing equipment	7 years
Computer and office equipment	3 years
Furniture and fixtures	7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

2. Summary of Significant Accounting Policies (Continued)

  Intangible and Other Long-Lived Assets

        At December 31, 2008, 2007 and 2006, our intangible assets consisted of purchased core technology. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), we are amortizing our intangible assets with definite lives over their estimated useful lives and we review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the purchased core technology, which relates to our daclizumab product, over its estimated useful life of 10 years. The assembled workforce asset, which we acquired in connection with our acquisition of Eos Biotechnology, Inc. in 2003, was completely amortized as of December 31, 2006.

        Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, or its estimated useful life has changed significantly. When an asset's expected future undiscounted cash flows are less than its carrying value, an impairment loss is recognized and the asset is written down to its estimated value. Long-lived assets to be disposed of are reported at the lower of the carrying amount of fair value less cost to dispose.

  Income Taxes

        The operations of Facet Biotech were historically included in PDL's consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the spin-off on December 18, 2008, the provision for income taxes and the deferred tax assets and liabilities for Facet Biotech had been determined as if Facet Biotech had filed tax returns separate and apart from PDL. Accordingly, the tax expense for Facet Biotech in future years could vary from the historical tax expense depending on the future legal structure of Facet Biotech and related tax elections. Income tax expense in 2008, 2007 and 2006 related solely to foreign taxes on income earned by our foreign operations.

3. Stock-Based Compensation

        Upon the spin-off, we have two equity compensation plans—our 2008 Equity Incentive Plan and our 2008 Employee Stock Purchase Plan—that provide for the issuance of common stock-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our employees, officers, directors and consultants. Under the plans, we are authorized to issue a total of 4.1 million shares. As of December 31, 2008, we had not issued any stock-based equity awards to our employees under our equity compensation plans.

        Under the terms of our 2008 Equity Incentive Plan, stock options granted to employees in connection with the start of employment customarily vest over four years with 25 percent of the shares subject to such an option vesting on the first anniversary of the grant date and the remainder of the stock option vesting monthly after the first anniversary at a rate of one thirty-sixth of the remaining nonvested shares subject to the stock option. Stock options granted to employees as additional incentive and for performance reasons after the start of employment customarily vest monthly after the grant date or such other vesting start date set by the Company on the grant date at a rate of one forty-eighth of the shares subject to the option. Stock options generally have a term of seven years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Stock-Based Compensation (Continued)

        Our 2008 Employee Stock Purchase Plan (ESPP) is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees of Facet Biotech who will own less than five percent of Facet Biotech's outstanding shares of common stock will be eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under Facet Biotech's ESPP will equal 85 percent of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower.

        Our employees had in the past received stock-based compensation awards under PDL's equity compensation plans and, therefore, the following disclosures pertain to stock-based compensation expense that was allocated to Facet Biotech's operations related to PDL's stock-based equity awards.

        "Share-Based Payment (Revised 2004)" (SFAS No. 123(R)) requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued to our employees and directors under our parent company's stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that was ultimately expected to vest was recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations. All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly-owned subsidiary of PDL as a result of the spin-off. As a result of the cancellation of these stock options, we reversed $2.3 million in previously recognized stock-based compensation expense in December 2008.

        Stock-based compensation expense recognized under SFAS No. 123(R) for employees was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Research and development	$3,322	$10,285	$12,138
General and administrative	2,326	3,974	5,882

Total stock-based compensation expense	$5,648	$14,259	$18,020

  Valuation Assumptions

        The stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. As the stock-based compensation expense for each of the periods presented relates to PDL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Stock-Based Compensation (Continued)

equity awards, the assumptions utilized to value the awards were based on PDL equity activity. The weighted-average assumptions used were as follows:

	Years Ended December 31,
	2008	2007	2006
Stock Option Plans
Expected life, in years	4.0	4.0	4.0
Risk free interest rate	2.4%	4.5%	5.0%
Volatility	41%	38%	47%
Dividend yield	—	—	—
Employee Stock Purchase Plans
Expected life, in years	0.5	0.5	0.5
Risk free interest rate	2.8%	5.1%	4.8%
Volatility	32%	38%	43%
Dividend yield	—	—	—

        The expected term represented the period that we expected the stock-based awards to be outstanding, which was determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. Expected volatility on both the historical volatility of PDL's common stock and implied volatility derived from the market prices of traded options of PDL's common stock. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock options at the time of grant. Prior to May 2008, when PDL issued a one-time dividend to stockholders of $4.25 per share of common stock, PDL had not issued any dividends, and PDL did not have a plan in place to pay any additional cash dividends. We therefore had assumed a dividend yield of zero for purposes of these fair value estimations.

        Stock-based compensation expense related to the issuance of PDL's restricted stock for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $1.2 million and $0.7 million, respectively.

        Stock options granted to persons other than employees or directors were accounted for at fair value and were subject to periodic remeasurement over their vesting terms. The resulting stock-based compensation expense was recognized during the service period over which the non-employee provides services. The stock-based compensation expense related to non-employees for the years ended December 31, 2008, 2007 and 2006 was zero, $0.1 million and $0.3 million, respectively.

  PDL's Stock-Based Incentive Plans

        PDL had four active stock-based incentive plans under which it granted stock-based awards to employees, officers and consultants engaged in the Biotechnology Business: the 1991 Nonstatutory Stock Option Plan, the 1999 Stock Option Plan, the 1999 Nonstatutory Stock Option Plan, and the 2005 Equity Incentive Plan. All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly-owned subsidiary of PDL as a result of the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Stock-Based Compensation (Continued)

        Under PDL's 2005 Equity Incentive Plan, PDL was authorized to issue a variety of incentive awards, including stock options, stock appreciation rights, restricted stock unit awards, performance share and performance unit awards, deferred compensation awards and other stock-based or cash-based awards. Under PDL's 1999 Stock Option Plan and 1999 Nonstatutory Stock Option Plan, PDL was only authorized to issue stock options. PDL no longer granted any options under its 1991 Nonstatutory Stock Option Plan, and all such options granted to employees engaged in the Biotechnology Business were vested as of December 31, 2007.

        Stock options granted to employees under both PDL's plans in connection with the start of employment customarily vested over four years with 25 percent of the shares subject to such an option vesting on the first anniversary of the grant date and the remainder of the stock option vesting monthly after the first anniversary at a rate of one thirty-sixth of the remaining nonvested shares subject to the stock option. Stock options granted to employees as additional incentive and for performance reasons after the start of employment customarily vested monthly after the grant date or such other vesting start date set by the Company on the grant date at a rate of one forty-eighth of the shares subject to the option. Each outstanding stock option granted prior to mid-July 2005 had a term of 10 years. Stock options granted after mid-July 2005 had a term of seven years.

  PDL's Employee Stock Purchase Plan

        Prior to the spin-off, employees of PDL's Biotechnology Business who owned less than five percent of PDL's outstanding shares of common stock were eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock under PDL's 1993 ESPP plan, which was intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The purchase price for shares of common stock purchased under PDL's ESPP equaled 85 percent of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever was lower. The stock-based compensation expense related to the Biotechnology Business recognized in connection with PDL's ESPP for the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $1.6 million and $1.6 million, respectively.

4. Contractual Agreements with PDL

  Separation and Distribution Agreement

        The Separation and Distribution Agreement, which we entered into concurrent with our spin-off from PDL, sets forth our agreements with PDL regarding the principal transactions that were necessary to separate us from PDL. It also set forth other agreements that govern certain aspects of our relationship with PDL after the completion of the spin-off.

        The Separation and Distribution Agreement identifies assets that were transferred, liabilities that were assumed and contracts that were assigned to us as part of the separation of PDL into two independent companies, and describes when and how these transfers, assumptions and assignments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Contractual Agreements with PDL (Continued)

occurred. In particular, the Separation and Distribution Agreement provided that, subject to the terms and conditions contained in the Separation and Distribution Agreement:

  •
  PDL assigned to us all of the assets and liabilities of PDL related to the research, development, commercialization and optimization of human therapeutics, including:

  •
  PDL's development-stage human therapeutics, including daclizumab, elotuzumab (HuLuc63), PDL192, volociximab (M200), visilizumab, fontolizumab and PDL241, some of which are being developed with collaborators;

  •
  the human therapeutics outlicensed by PDL to third parties;

  •
  cash and cash equivalents in the amount of $405 million in the aggregate;

  •
  all rights and obligations related to the real property leases of PDL;

  •
  the ongoing obligations under transition services agreements with EKR and Otsuka related to PDL's former Commercial and Cardiovascular Business and with Genmab, as well as rights to potential future milestone and royalty payments under the asset purchase agreement with EKR; and

  •
  any other assets and liabilities of PDL not related to the Royalty Business, except that PDL retained the 2.00% Convertible Senior Notes due February 14, 2012 with a principal amount of $250.0 million and the 2.75% Convertible Subordinated Notes due August 16, 2023 with a principal amount of $250.0 million (the Convertible Notes).

  •
  PDL retained all of the assets and liabilities of the Royalty Business, including:

  •
  PDL's antibody humanization Queen et al. patents and all assets of the related antibody humanization royalty assets business, which includes the Queen et al. patents, the agreements under which the Queen et al. patents are licensed to third parties, and other royalty related assets;

  •
  the liabilities relating to the Royalty Business, including litigation and contractual disputes related to the Queen royalties and Queen et al. patents; and

  •
  the Convertible Notes.

        PDL funded all short-term liabilities, with the exception of deferred revenue and the short-term portion of long-term debt, that were incurred by PDL prior to the spin-off date. For ease of administration and in connection with the assignment of certain rights and obligations from PDL to Facet Biotech, as noted above, Facet Biotech assumed certain current liabilities of PDL which were accrued as of the spin-off date. Such liabilities include those related to compensation and clinical development activities as well as liabilities relating to the transition services agreements with EKR and Otsuka. PDL transferred to Facet Biotech $1.1 million in cash after the spin-off date to satisfy the amount of these current liabilities assumed by Facet Biotech, which amount was adjusted by the value of certain other assets and liabilities assumed by Facet Biotech, as agreed between the two parties. The $1.1 million payment to Facet Biotech, which was paid by PDL in February 2009, was recorded within prepaid and other current assets on the Consolidated Balance Sheet as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Contractual Agreements with PDL (Continued)

  Transition Services Agreement

        Concurrently with our spin-off from PDL, we entered into a Transition Services Agreement with PDL pursuant to which PDL and Facet Biotech will provide each other with a variety of administrative services for a period of time, for up to 36 months, following the spin-off. Among the principal services we will provide to PDL are:

  •
  Information technology support for a defined timeframe, including SAP access setup, help desk support and information technology setup;

  •
  Finance, tax and accounting support to assist PDL in a secondary capacity to PDL personnel; and

  •
  Assistance with historical knowledge transfer of legal and human resource related matters.

        Among the principal services PDL will provide to us are:

  •
  Financial and administrative support for audits and inquiries related to Facet Biotech's historical consolidated financial statements;

  •
  Access to systems and records for both the historical financial systems for PDL and the supporting documentation; and

  •
  General financial support for the purposes of compiling and auditing of carve-out financial statements for the Cardiovascular Business, which Facet Biotech may provide to EKR.

        PDL and Facet Biotech have agreed to make each service available to the other on an as-needed basis for periods of time following the date the spin-off is completed as are provided in the Transition Services Agreement.

  Non-Exclusive Cross License Agreement

        Concurrently with our spin-off from PDL, we entered into a Non-Exclusive Cross License Agreement relating to the Queen et al. patents and certain related intellectual property we acquired from PDL as a result of the spin-off. Under the Non-Exclusive Cross License Agreement, PDL granted to us a royalty-free, development license to the Queen et al. patents and a royalty-bearing, commercialization license to the Queen et al. patents and we granted to PDL a royalty-free license under certain intellectual property we own solely for the purposes of allowing PDL to perform and fulfill existing obligations that PDL has under certain agreements between PDL and third parties. We have the right to sublicense the Queen et al. patents subject to restrictions to ensure that we cannot grant sublicenses except in connection with a collaboration, out-license or similar arrangement in which we also are granting rights to our own product-related intellectual property.

  Employee Matters Agreement

        Concurrently with our spin-off from PDL, we entered into an Employee Matters Agreement, which will govern the employee benefit obligations of PDL and us as they relate to current and former employees. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee benefit matters that are subject to ERISA (other than severance plans) in connection with the spin-off, including the assignment and transfer of employees, and the establishment of a savings plan and a welfare plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Contractual Agreements with PDL (Continued)

  Tax Sharing and Indemnification Agreement

        Concurrently with our spin-off from PDL, we entered into a Tax Sharing and Indemnification Agreement that generally governs PDL's and our respective rights, responsibilities and obligations after the separation with respect to taxes. Under the Tax Sharing and Indemnification Agreement, all tax liabilities (including tax refunds and credits) (1) attributable to PDL's Biotechnology Business for any and all periods or portions thereof ending prior to or on, the distribution date, (2) resulting or arising from the contribution of PDL's Biotechnology Business to us, the distribution of our shares of common stock and the other separation transactions and (3) otherwise attributable to PDL, will be borne solely by PDL. As a result, we are liable only for tax liabilities attributable to, or incurred with respect to, the Biotechnology Business after the distribution date.

5. Collaborative Arrangements

        Biogen Idec.    In September 2005, we entered into a collaboration agreement with Biogen Idec for the joint development, manufacture and commercialization of three antibodies. The agreement provides for shared development and commercialization of daclizumab in multiple sclerosis and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) and HuZAF (fontolizumab) in all indications.

        We received an upfront license fee payment of $40.0 million and, pursuant to a related stock purchase agreement, Biogen Idec purchased 4.1 million shares of PDL's common stock at $24.637 per share, which represented the then fair market value of the stock, for an aggregate amount of $100.0 million in cash.

        We and Biogen Idec share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies share the development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company's capabilities and expertise. We are eligible to receive development and commercialization milestones based on the further successful development of the antibodies covered by the collaboration agreement. Each party will have co-promotion rights in the United States and Europe. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty ranging to us, which would be based on percentages of net sales of collaboration products ranging from the low-teens to approximately the high-teens. If the products under our collaboration with Biogen Idec are successfully developed in multiple indications and all milestones are achieved, the agreement with Biogen Idec provides for development, regulatory and sales-based milestone payments totaling up to $660 million. Of this amount, the agreement provides for $260 million in development and regulatory milestone payments related to daclizumab and $300 million in development and regulatory milestone payments and $100 million in sales-based milestone payments related to volociximab. We have previously received $10 million of these milestone payments under the collaboration with Biogen Idec.

        We determined that all elements under the collaboration agreement should be accounted for as a single unit of accounting under EITF Issue No. 00-21. As we have continuing obligations under the collaboration agreement, and as significant development risk remains, we recorded the $40.0 million upfront license fee as deferred revenue, and we are recognizing this amount over the respective periods over which we expect to have obligations for each product under the collaboration, ranging from five to ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Collaborative Arrangements (Continued)

        During 2008, 2007 and 2006, we recognized revenues of $8.5 million, $17.4 million and $18.1 million and incurred research and development expenses of $27.4 million, $25.1 million and $41.9 million, respectively, under these arrangements with Biogen Idec. Of the research and development expenses that we incurred for 2008, 2007 and 2006, $4.5 million, $0.9 million and $0 million was paid to Biogen Idec to reimburse them for their expenses under the collaboration.

        BMS.    In August 2008, we entered into a collaboration agreement with BMS for the joint development, manufacture and commercialization of elotuzumab in multiple myeloma and other potential oncology indications. Under the terms of the agreement, BMS has an option to expand the collaboration to include PDL241, another anti-CS1 antibody, upon completion of certain pre-agreed preclinical studies. In connection with the closing of the agreement in September 2008, we received an upfront cash payment of $30.0 million from BMS, and we are eligible to receive development and commercialization milestones based on the further successful development of both elotuzumab and PDL241, if it is included in the collaboration. If BMS exercises its option to expand the collaboration to include PDL241, we would receive an additional cash payment of $15.0 million upon such exercise. We have ongoing obligations throughout the development period of elotuzumab, and BMS is responsible for all activities following its commercial approval.

        Under the terms of the agreement, BMS funds 80% of the worldwide development costs and we fund the remaining 20%. The companies would share profits on any U.S. sales of elotuzumab, with us receiving a higher portion of the profit share than represented by our 20% share of development funding. Outside the United States, we would receive royalties, which would be based on percentages of net sales of collaboration products ranging from the low- to mid-teens. In addition, we could receive additional payments of up to $480 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones for elotuzumab in multiple myeloma and other potential oncology indications. If BMS exercises its option to expand the collaboration to include PDL241, we could receive additional payments of up to $230 million based on pre-defined development and regulatory milestones and up to $200 million based on pre-defined sales-based milestones. The same division of development costs and profit sharing that apply to elotuzumab would apply to PDL241 and the royalty rate for products sold outside the United States would be based on percentages of net sales in the low-teens.

        With four months notice, BMS may terminate our collaboration agreement with respect to any product that is jointly developed under the collaboration on a region by region basis. The BMS agreement shall remain in effect until earlier terminated pursuant to the terms of the agreement, or by mutual written agreement, or until the expiration of all payment obligations under the agreement.

        We determined that the upfront cash payment and the research and development services under the collaboration agreement should be accounted for as a single unit of accounting under EITF 00-21, "Multiple Element Arrangements" (EITF 00-21). As we have continuing obligations under the collaboration agreement during the period over which we are jointly developing elotuzumab with BMS, we recorded the $30.0 million upfront cash payment as deferred revenue and will recognize this amount over the estimated development period of approximately seven years.

        During 2008, we recognized revenues of $6.5 million and incurred research and development expenses of $6.5 million under this arrangement with BMS. The research and development expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Collaborative Arrangements (Continued)

that we incurred for 2008 under the collaboration related entirely to our internal and out of pocket expenses.

        Roche.    Effective October 2003, we entered into an Amended and Restated Worldwide Agreement (the 2003 Worldwide Agreement) with Roche under which we paid $80 million to Roche in consideration of Roche's license to us of intellectual property related to daclizumab for use in autoimmune and other indications other than transplant indications. Roche retained rights to daclizumab in transplant indications, including the right to market and sell Zenapax (daclizumab) for the prevention of acute organ rejection in patients receiving kidney transplants. Under the Amended and Restated Worldwide Agreement, we had the right to terminate our license to Roche in consideration of a fee payable to Roche (the reversion right). Of the $80 million that we paid to Roche, we recorded a charge to acquired in-process research and development totaling approximately $48.2 million, representing technology that had not yet reached technological feasibility and that had no known future alternative uses. In particular, this amount related to the rights to autoimmune indications for daclizumab that we were developing and testing in clinical studies at that time, specifically to treat asthma and ulcerative colitis. We capitalized the remaining amount of $31.8 million, $16.0 million of which related to the daclizumab core technology, and $15.8 million of which related to the reversion option. We are amortizing the value of the core technology over the term of the patents underlying the acquired technology, and in the fourth quarter of 2005, we wrote off the entire remaining value of the reversion option in connection with our entrance into the Second Amended and Restated Worldwide Agreement with Roche in October 2005 because we agreed to not exercise the reversion option (see below).

        In September 2004, we entered into a Co-Development and Commercialization Agreement with Roche for the joint development and commercialization of daclizumab for the treatment of asthma and other respiratory diseases (the Asthma Collaboration).

        In October 2005, we and Roche entered into the Second Amended and Restated Worldwide Agreement (the 2005 Worldwide Agreement), which amended and restated the 2003 Worldwide Agreement. Pursuant to the 2005 Worldwide Agreement, we acquired all of Roche's remaining rights to daclizumab subject to Roche's exclusive right to continue to commercialize daclizumab under the trademark Zenapax for the prevention of acute organ rejection in patients undergoing kidney transplants. The 2005 Worldwide Agreement also provided that Roche will only be obligated to pay us royalties on sales of Zenapax antibody above a threshold level, which we do not expect to be reached based on our current expectations. As a result, we do not expect to receive royalties from Roche under the 2005 Worldwide Agreement.

        Also in October 2005, we and Roche entered into the Amended and Restated Co-Development and Commercialization Agreement (the Roche Co-Development Agreement), which broadened the scope of the Asthma Collaboration to include the joint development and commercialization of daclizumab for transplant indications, with an emphasis on transplant maintenance.

        In August 2006, Roche elected to discontinue its involvement in the Asthma Collaboration under the Roche Co-Development Agreement. On that date, as we had no further obligations to Roche under this arrangement, we recognized approximately $18.8 million in deferred license, collaboration and other revenues related to unearned amounts that we had received from Roche specifically related to the Asthma Collaboration that would otherwise been deferred to future periods had the termination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Collaborative Arrangements (Continued)

not occurred. In November 2006, we earned and received from Roche a final $5.0 million milestone payment under the Asthma Collaboration, which we recognized as license, collaboration and other revenues in the fourth quarter of 2006.

        In November 2006, Roche also notified us that it had elected to terminate the Roche Co-Development Agreement under which we were also co-developing daclizumab for transplant indications, with an emphasis on transplant maintenance (the Transplant Collaboration). As a result of the termination of the Asthma Collaboration and the termination of the Roche Co-Development Agreement, we will not receive any further milestone payments related to the Asthma Collaboration or the Transplant Collaboration; however, we continued to recognize unearned amounts under the Transplant Collaboration through the date of the termination of the Roche Co-Development Agreement in April 2007. During the fourth quarter of 2006, we recognized approximately $1.7 million in previously deferred revenues that would have otherwise been deferred to future periods had the termination not occurred.

        During 2007 and 2006, we recognized revenues of $7.2 million and $30.8 million and incurred research and development expenses of $1.0 million and $16.3 million, respectively, under these arrangements with Roche. Of the total revenues in 2006 recognized under agreements with Roche, $0.4 million represented royalties on the sale of Zenapax.

6. Gain on Sale of Assets

        In March 2008, we sold our Minnesota manufacturing facility and related operations to Genmab for total cash proceeds of $240 million. Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets). In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab will each provide transition services to the other through March 2009.

        We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

7. Restructuring and Other Charges

  2007 Manufacturing Restructuring

        In late September 2007, PDL's Board approved a workforce reduction related to our former manufacturing operations. During the third quarter of 2007, we informed employees that any employees terminated in a reduction would be eligible for a specified severance package. In early October 2007, we notified the 104 individuals affected by this workforce reduction, and all impacted employees were provided 60 days advance notice of the date their employment would terminate. In 2007, we recognized restructuring charges related to this workforce reduction of $3.6 million, consisting of post-termination severance costs, 401(k) matching payments and salary and bonus accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services related to the Biotechnology Business. In 2007, all actions under this restructuring plan were completed and substantially all payments were made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Restructuring and Other Charges (Continued)

  2007 Facilities-related Restructuring

        During the third quarter of 2007, we initiated our move from our prior corporate headquarters in Fremont, California to our new location in Redwood City, California. In connection with this move, we ceased use of a portion of the leased property in Fremont, California and, as a result, we recognized a restructuring charge of approximately $1.3 million. We paid all obligations relating to these leases by the end of the first quarter of 2008, when the leases on these facilities terminated.

        In addition, during 2007, we ceased use of two of our leased facilities in Plymouth, Minnesota. During 2007, we recognized restructuring charges of $1.8 million related to these leased facilities. In connection with the sale of our Manufacturing Assets in March 2008, Genmab assumed our obligations for one of these two facilities, and PDL retained the lease obligation for the other facility.

  2008 Company-wide Restructuring

        In an effort to reduce our operating costs to a level more consistent with our competitors, in March 2008 we commenced a restructuring plan pursuant to which we immediately eliminated approximately 120 employment positions and would eliminate approximately 130 additional employment positions over the subsequent 12 months. All impacted employees were notified in March 2008.

        Employees terminated in connection with the restructuring efforts were eligible for a specified severance package. In 2008, we recognized restructuring charges of $9.3 million, primarily consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. We expect to pay the severance benefits related to this restructuring plan by the third quarter of 2009.

  2008 French Office Restructuring

        During the fourth quarter of 2008, we decided to close our offices in France, which at the time employed seven individuals. In 2008, we recognized $0.9 million in severance benefits and expect to pay all obligations by the end of the first quarter of 2009.

        The following table summarizes the restructuring activity discussed above as well as the remaining restructuring accrual balance at December 31, 2008:

(In thousands)	Personnel Costs	Facilities Related	Total
Balance at December 31, 2006	$—	$—	$—
Restructuring charges	3,616	3,052	6,668
Payments and adjustments	(3,205)	(1,195)	(4,400)
Interest expense	—	55	55

Balance at December 31, 2007	411	1,912	2,323
Restructuring charges	10,243	227	10,470
Payments	(8,698)	(2,075)	(10,773)
Transfer to PDL BioPharma, Inc.	—	(64)	(64)

Balance at December 31, 2008	$1,956	$—	$1,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Asset Impairment Charges

        As part of our 2009 restructuring efforts (see Note 20), we are consolidating our operations into one of our two leased buildings in Redwood City during the first half of 2009. In connection with the plans to vacate one of the buildings, we recognized impairment charges of $16.1 million, which related to certain leasehold improvements and other fixed assets that we expect to abandon in connection with the move or which we had abandoned as of December 31, 2008. We calculated the fair value associated with the leasehold improvements based on the estimated economic benefit we would derive from these assets over their remaining useful lives. For all other assets, we estimated their fair values based on the proceeds we expect to receive upon the sale of the assets. We performed the valuation of the impaired assets using significant unobservable inputs. In addition, in connection with our 2008 restructuring activities, we recognized $3.8 million in asset impairment charges that primarily related to the costs of certain research equipment that was expected to have no future useful life and certain information technology projects that were terminated and had no future benefit to us.

        On June 30, 2007, management committed to a plan to sell two buildings that comprised part of our prior corporate headquarters in Fremont, California. Based on market value information we had at the time, we concluded that the net carrying value of the assets was impaired as of June 30, 2007, and we recognized an impairment charge of $5.0 million to reduce the net carrying value of the assets to $20.6 million, which was our estimate of fair value, less cost to sell. The sale of these two buildings closed in October 2007 on terms consistent with those expected and, as a result, no significant gain or loss on the sale was recognized at the time of sale.

        In June 2006, we concluded that the carrying amount of the licensed research technology acquired from Morphotek Inc. in 2004 was impaired because we abandoned the related technology associated with our research projects. Accordingly, we recorded an impairment charge of $0.9 million, representing the unamortized balance prior to the impairment assessment, during the second quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9. Restricted Cash

        As of December 31, 2008 and 2007, we had a total of $5.8 million and $28.3 million of restricted cash, respectively. As of December 31, 2007, $25.0 million of the restricted cash supported letters of credit on which our landlord and construction contractor could have drawn had we not fulfilled our obligations with respect to the construction of certain leasehold improvements to our Redwood City, California, facility. These letters of credit were released in the first and third quarters of 2008. The remaining long-term restricted cash as of December 31, 2008 and 2007 supported letters of credit serving as a security deposit for our Redwood City, California leases.

10. Land, Property and Equipment

        Land, property, and equipment consisted of the following:

	December 31,
(In thousands)	2008	2007
Land	$—	$7,778
Buildings and improvements	26,665	179,261
Leasehold improvements	82,711	86,408
Laboratory and manufacturing equipment	26,011	75,578
Construction-in-process	2,301	5,401
Computer and office equipment	21,695	37,623
Furniture and fixtures	2,098	5,102

Gross land, property and equipment	161,481	397,151
Less accumulated depreciation and amortization	(55,810)	(71,182)

Net land, property and equipment	$105,671	$325,969

        In March 2008, we sold our Minnesota manufacturing facility and related operations, with an aggregate book value of $185.4 million, to Genmab. See Note 6 for details about the sale of our Minnesota manufacturing facility.

11. Intangible Assets

        Intangible assets consisted core technology related to daclizumab. Carrying values consisted of the following:

	December 31, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$16,053	$(8,644)	$7,409	$16,053	$(6,997)	$9,056

Net intangible assets	$16,053	$(8,644)	$7,409	$16,053	$(6,997)	$9,056

        Amortization expenses for our core technology asset were included in research and development expenses during the years ended December 31, 2008, 2007 and 2006, and were $1.6 million, $1.6 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Intangible Assets (Continued)

and $1.8 million, respectively. For our core technology intangible asset, the expected future annual amortization expense is as follows:

(In thousands) For the year ending December 31,	Core Technology
2009	$1,647
2010	1,647
2011	1,647
2012	1,647
2013	821

Total amortization expense	$7,409

12. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31,
(In thousands)	2008	2007
Consulting and services	$644	$5,619
Restructuring	1,956	2,323
Accrued clinical and pre-clinical trial costs	1,031	5,653
Construction-in-process	—	2,288
Other	4	2,357

Total	$3,635	$18,240

13. Postretirement Benefit Plan

        In June 2003, PDL established a postretirement health care plan (the Plan), which covers medical, dental and vision coverage for certain of our former officers and their dependents. Coverage for eligible retirees is noncontributory, but we currently require that retirees contribute 25 percent of dependent premium cost. In addition, coverage under the Plan ceases when participants become eligible for Medicare benefits. The Plan and all related obligations were transferred to Facet Biotech in connection with the spin-off of Facet Biotech from PDL on December 18, 2008. The following table sets forth the change in benefit obligation for the Plan:

	December 31,
(In thousands)	2008	2007
Accumulated postretirement benefit obligation at beginning of year	$1,658	$1,706
Service cost	129	164
Interest cost	93	96
Actuarial loss (gain)	24	(233)
Plan participants' contributions	12	12
Benefits paid	(84)	(87)

Accumulated postretirement benefit obligation at end of year	$1,832	$1,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Postretirement Benefit Plan (Continued)

        We calculated the accumulated postretirement benefit obligation using an assumed discount rate of 6.0 percent for the years ended December 31, 2008 and 2007. In 2008 and 2007, we assumed the rate of increase in per capita costs of covered health care benefits would increase to 8 percent, decreasing gradually to 5.5 percent, by the end of year 2014 and 2011 for the years December 31, 2008 and 2007, respectively.

        As of December 31, 2008 and 2007, the amounts recognized in our Consolidated Balance Sheets are as follows:

	December 31,
(In thousands)	2008	2007
Other accrued liabilities	$109	$72
Other long-term liabilities	1,723	1,586

Net liability recognized	$1,832	$1,658

        Net periodic benefit cost for the Plan consists of the following:

	December 31,
(In thousands)	2008	2007	2006
Service cost	$129	$164	$148
Interest cost	93	96	97
Amortization of prior service cost	74	74	74
Amortization of net (gain) loss	—	11	36

Net periodic benefit cost	$296	$345	$355

        Assumed health care trend rates could have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed health care cost trend rate would have the following effects:

(In thousands)	One percentage point increase	One percentage point decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2008	$162	$(97)
Effect on total of service and interest cost in 2008	$25	$(16)

        In connection with the Plan, we expect to pay health care net premiums aggregating $0.4 million during the years 2009 through 2012 and $0.5 million during the years 2013 through 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Postretirement Benefit Plan (Continued)

        The following table sets forth the amounts of net actuarial loss and prior service cost which have been recognized in other comprehensive income but which have not yet been recognized as components of net periodic benefit cost:

	December 31,
(In thousands)	2008	2007
Net actuarial loss	$87	$63
Prior service cost	402	476

Amount recognized in accumulated other comprehensive income	$489	$539

        Of these amounts, we expect to recognize approximately $74,000 of prior service cost as the components of net periodic benefit cost in 2009.

14. Non-Monetary Transaction

        In January 2008, we and Biogen Idec entered into an exclusive worldwide licensing agreement with Ophthotech Corporation (Ophthotech), a privately held company, for volociximab (M200), an anti-angiogenesis antibody, to treat age-related macular degeneration (AMD). Under the terms of the agreement, we and Biogen Idec have granted Ophthotech worldwide development and commercial rights to all ophthalmic uses of volociximab (M200). In addition, we and Biogen Idec have an obligation to supply both clinical and commercial M200 product to Ophthotech. In connection with this agreement, we received an equity position in Ophthotech, and we may receive a combination of development and commercial milestone payments and royalties on future product sales.

        We estimated the fair value of the nonmarketable equity instruments received based predominately upon the price of similar Ophthotech equity instruments that Ophthotech had recently sold to independent parties for cash consideration. Based on this approach, we estimated the fair value of our equity position to be $1.8 million, which is included in other assets on our Consolidated Balance Sheet as of December 31, 2008.

        For the purposes of revenue recognition, we are treating the grant of the license and the manufacturing obligation as a single unit of accounting. Because we are currently unable to estimate the time period over which we are obligated to supply the M200 product for clinical and commercial purposes, we have not recognized any revenue under the agreement. We have recorded the fair value of the consideration received as long-term deferred revenue as of December 31, 2008. We do not intend to recognize any revenue related to this agreement until such point that we are able to reasonably estimate the date at which our obligation will end.

15. Commitments and Contingencies

  Commitments

  Leases

        In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. The underlying lease term for these facilities is 15 years. We took possession of these buildings during the fourth quarter of 2006, constructed leasehold improvements for both buildings, and completed our move into the buildings by the end of 2007. The larger of the two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15. Commitments and Contingencies (Continued)

buildings, the Administration Building, is primarily general office space, while the other is office and laboratory space (Lab Building). Rental expense related to the Administration Building totaled $6.1 million, $8.5 million, and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future lease payments related to the Administration Building, as well as other leased office equipment, are as follows:

For the year ending December 31,	(In thousands)
2009	$3,574
2010	3,417
2011	3,278
2012	3,226
2013	5,973
Thereafter	57,036

$76,504

        Significant leasehold improvements were performed for the Lab Building, which had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required under Emerging Issues Task Force No. 97-10, "The Effect of Lessee Involvement in Asset Construction," to reflect the lease of the Lab Building in our financial statements as if we had purchased the building. Therefore, in 2006, we recorded the fair value of the building and a corresponding long-term financing liability of $24.7 million. In addition, we capitalized interest related to the construction of the leasehold improvements for the Lab Building totaling $3.1 million and $1.7 million in 2007 and 2006, respectively. At December 31, 2008 and 2007, respectively, the accumulated depreciation on the building was $2.1 million and $0.1 million and the financing liability was $26.2 million and $26.9 million.

        Future contractual lease payments for the Lab Building as of December 31, 2008, are as follows:

For the year ending December 31,	(In thousands)
2009	$3,494
2010	3,616
2011	3,743
2012	3,874
2013	4,009
Thereafter	33,199

Total	51,935
Less amount representing interest	(13,237)
Less amount representing ground rental expense	(12,520)

Present value of future payments	$26,178

        The contractual lease payments reflected in the tables above exclude other lease-related payments that we are contractually obligated to make over the term of the underlying agreements, including insurance, property taxes and common area maintenance fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15. Commitments and Contingencies (Continued)

  Minimum Purchase Commitments

        To fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab. Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products through 2010. At December 31, 2008, we estimated minimum purchase commitments related to our contract manufacturing arrangements for our clinical products to be $10.2 million, of which $9.6 million related to our clinical supply agreement with Genmab. See Note 6 for further details about our agreement with Genmab.

  Contingencies

        As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements we expect to enter into, we will agree to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy in place that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions are immaterial, and accordingly, we have not recorded the fair value liability associated with these agreements as of December 31, 2007 or as of December 31, 2008.

        Under the terms of the Separation and Distribution Agreement, we and PDL each agreed to indemnify the other from and after the spin-off with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future. We also cannot assure you that, if PDL has to indemnify us for any substantial obligations, PDL will have the ability to satisfy those obligations.

16. Long-Term Liabilities

        The long-term portion of our lease financing liability as of December 31, 2008 and 2007 was $25.3 million and $26.2 million, respectively, related to our Lab Building in Redwood City, California, as discussed in Note 15. Our other long-term liabilities as of December 31, 2008 and 2007 included $1.7 million and $1.6 million, respectively, related to the non-current portion of our accumulated postretirement benefit obligation recognized as of December 31, 2008 and 2007, as discussed in Note 13, and $6.3 million and $3.6 million, respectively, related to the timing difference between straight-line recognition of rent expenses and actual rent payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

17. Revenues by Geographic Area and Significant Customers

        The following table summarizes revenues from companies who individually accounted for 10 percent or more of our total revenues (as a percentage of total revenues):

	Years Ended December 31,
	2008	2007	2006
Licensees
Biogen Idec	47%	65%	35%
BMS	35%	*	*
Roche	*	27%	60%

    *
    Amount is less than 10%

        Revenues by geographic area are based on the country of domicile of the counterparty to the agreement. The following table summarizes revenues by geographic area:

	Years Ended December 31,
(In thousands)	2008	2007	2006
United States	$18,263	$19,213	$20,391
Europe	—	7,479	31,026

Total revenues	$18,263	$26,692	$51,417

18. Income Taxes

        The operations of Facet Biotech were historically included in PDL's consolidated U.S. federal and state income tax returns and in returns of certain PDL foreign subsidiaries. The provision for income taxes for Facet Biotech has been determined as if Facet Biotech had filed tax returns separate and apart from PDL. Income tax expense in 2008, 2007 and 2006 related solely to foreign taxes on income earned by our foreign operations. The provision for income taxes for Facet Biotech consisted of the following:

	December 31,
(In thousands)	2008	2007	2006
Federal	$—	$—	$—
State	—	—	—
Foreign	81	123	81

Total provision	$81	$123	$81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

18. Income Taxes (Continued)

        A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate to the income tax provision included in the Consolidated Statements of Operations for Facet Biotech is as follows:

	December 31,
(In thousands)	2008	2007	2006
Tax at U.S. statutory rate on loss before income taxes	$(56,606)	$(79,511)	$(65,313)
Unutilized net operating losses	56,606	79,511	65,313
Foreign taxes	81	123	81

Total	$81	$123	$81

        As of December 31, 2008, we had federal and state net operating loss carry forwards, each of which was approximately $1.8 million. The federal net operating losses will expire in the year 2029, and the state net operating losses will expire in 2023 and 2029. Utilization of federal and state net operating loss carry forwards may be subject to a substantial limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

        Deferred income tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss and credit carry forwards, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The significant components of the net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$770	$—
Intangible assets	17,068	—
Deferred revenue	10,447	—
Reserves and accruals	5,601	—
Other	3,654	—
Capitalized research and development costs	1,659	—

Total deferred tax assets	39,199	—
Valuation allowance	(26,001)	—

Total deferred tax assets	$13,198	$—
Deferred tax liabilities:
Plant, property and equipment	(13,198)	—

Total deferred tax liabilities	(13,198)	—

Net deferred tax liabilities	$—	$—

        Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

18. Income Taxes (Continued)

        On January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income taxes, an interpretation of SFAS 109, Accounting for Income Taxes." We had no unrecognized tax benefits or related interest and penalties as of December 31, 2008. Under FIN 48, we will include future interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the Consolidated Statement of Operations. Our 2008 income tax return will be subject to examination by federal, state and various local authorities. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

19. Legal Proceedings

        From time to time, we may be party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of currently pending proceedings will not have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

20. Subsequent Event—2009 Restructuring Activities

        As a result of a strategic review process we undertook to enhance our focus and significantly reduce our operating expenses, we undertook a further reduction in force in early 2009, pursuant to which we would eliminate approximately 80 positions. After the implementation of this 2009 restructuring plan, we expect our workforce to be comprised of approximately 200 employment positions. As a result of the 2009 restructuring activities, we expect to recognize costs related to severance benefits totaling approximately $3.6 million in the first quarter of 2009.

        In connection with this restructuring plan, we will consolidate our operations in to one of the two leased facilities in Redwood City. We expect to recognize lease-related charges when we cease the use of the Administration Building, which is expected to occur in the second quarter of 2009. The restructuring charges will include estimated future facility costs for which we will obtain no future economic benefit, net of estimated future sublease income, over the term of our lease. Our estimates of future sublease income will involve significant assumptions regarding the time required to contract with subtenants, the amount of idle space we are able to sublease and the potential future sublease rates. We believe that it will take some time to contract with subtenants and that our contractual lease rates may be above market rates for comparable facilities. At this time, we are not able to make a good faith estimate of the amount or range of amounts of these additional charges or costs.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Facet Biotech Corporation

        We have audited the accompanying consolidated balance sheets of Facet Biotech Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Facet Biotech Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 19, 2009

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008 Quarter Ended(1)
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$6,650	$4,956	$1,975	$4,682
Net loss	$(49,983)	$(48,971)	$(49,683)	$(13,176)
Net loss per diluted share	$(2.09)	$(2.05)	$(2.08)	$(0.55)

	2007 Quarter Ended(1)
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$8,157	$3,735	$5,989	$8,811
Net loss	$(57,220)	$(58,872)	$(63,631)	$(47,574)
Net loss per diluted share	$(2.39)	$(2.46)	$(2.66)	$(1.99)

(1)
The 2008 and 2007 amounts were computed independently for each quarter, and the sum of the quarters may not equal the annual amounts due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2008.

        Limitations on the effectiveness of controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. We continue to improve and refine our internal controls and our compliance with existing controls is an ongoing process.

        Management's Report on Internal Control over Financial Reporting.    We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

        Changes in internal controls.    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, nor any change in other factors that could significantly affect our internal control over financial reporting subsequent to December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 is incorporated by reference from the information provided under the headings "Members of the Board of Directors," "Executive Officers," "Audit Committee," "Nominating and Governance Committee," "Code of Ethics," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference from the information provided under the heading "Compensation Discussion and Analysis," "Executive Officer Compensation," "Compensation of Directors," "Compensation Committee—Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" of the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement and from the information provided under the heading "Equity Compensation Plan Information" in Part II, Item 5 of this Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 is incorporated by reference from the information provided under the heading "Related Person Transactions," "Audit Committee—Review and Approval of Transactions with Related Persons" and "Independence of Directors" of the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 is incorporated by reference from the information provided under the heading "Appointment of Independent Registered Public Accounting Firm" of the Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Index to financial statements

        Our financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2)
All financial statement schedules are omitted because the information is inapplicable or presented in our Financial Statements or notes.

(3)
Index to Exhibits

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of December 17, 2008, by and between Facet Biotech Corporation and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2008)
2.2	Amendment No. 1 to Separation and Distribution Agreement, dated January 20, 2009, by and between Facet Biotech Corporation and PDL BioPharma, Inc.
3.1
Amended and Restated Certificate of Incorporation of Facet Biotech Corporation effective August 28, 2008 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12B/A filed October 6, 2008)
3.2	Bylaws of Facet Biotech Corporation (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12B/A filed October 6, 2008)
4.1	Specimen Stock Certificate of Facet Biotech Corporation (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10-12B/A filed October 27, 2008)
10.1
Transition Services Agreement, dated as of December 18, 2008, by and between Facet Biotech Corporation and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 18, 2008)
10.2
Tax Sharing and Indemnification Agreement, dated as of December 18, 2008, by and between Facet Biotech Corporation and PDL BioPharma, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 18, 2008)
*10.3	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form 10-12B/A filed October 27, 2008)
*10.4	Form of Notice of Grant of Stock Option under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.5	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form 10-12B/A filed October 6, 2008)

Exhibit No.	Exhibit
*10.6	Forms of Notice of Grant of Restricted Stock Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.7	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.8	Retention and Severance Plan (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10-12B/A filed October 27, 2008)
*10.9	Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Faheem Hasnain
*10.10	Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Andrew Guggenhime
*10.11	Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Maninder Hora
*10.12	Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Mark McCamish
*10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10-12B/A filed November 12, 2008)
*10.14	Offer Letter, dated December 1, 2008, by and between Facet Biotech Corporation and Faheem Hasnain
*10.15	Offer Letter, dated November 13, 2008, by and between Facet Biotech Corporation and Andrew Guggenhime
*10.16	Offer Letter, dated November 13, 2008, by and between Facet Biotech Corporation and Maninder Hora
*10.17	Offer Letter, dated November 13, 2008, by and between Facet Biotech Corporation and Mark McCamish
*10.18	Retention Bonuses Letter Agreement, dated November 13, 2008, by and between Facet Biotech Corporation and Andrew Guggenhime
*10.19	Retention Bonuses Letter Agreement, dated November 13, 2008, by and between Facet Biotech Corporation and Maninder Hora
*10.20	Retention Bonuses Letter Agreement, dated November 13, 2008, by and between Facet Biotech Corporation and Mark McCamish
*10.21	2009 Performance Bonus Program (incorporated by reference to Item 5.02 in the Current Report on Form 8-K filed March 25, 2009)
10.22
Triple Net Space Lease effective July 6, 2006 between Pacific Shores Investors LLC and PDL BioPharma, Inc. (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10-12B filed August 13, 2008)
10.23
First Amendment to Triple Net Space Lease, dated March 31, 2008, between Facet Biotech Corporation and SRI Eight Pacific Shores LLC (for building located at 1400 Seaport Boulevard, Redwood City, California)
10.24
Second Amendment to Triple Net Space Lease, dated December 18, 2008, among Facet Biotech Corporation, PDL BioPharma, Inc. and SRI Eight Pacific Shores LLC (for building located at 1400 Seaport Boulevard, Redwood City, California)

Exhibit No.	Exhibit
10.25	Triple Net Space Lease, effective July 6, 2006, between the Pacific Shores Investors LLC and PDL BioPharma, Inc. (for building located at 1500 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10-12B filed August 13, 2008)
10.26
First Amendment to Triple Net Space Lease, dated March 31, 2008, between Facet Biotech Corporation and SRI Eight Pacific Shores LLC (for building located at 1500 Seaport Boulevard, Redwood City, California)
10.27
Second Amendment to Triple Net Space Lease, dated December 18, 2008, among Facet Biotech Corporation, PDL BioPharma, Inc. and SRI Eight Pacific Shores LLC (for building located at 1500 Seaport Boulevard, Redwood City, California)
10.28
Sublease, effective July 6, 2006, between Openwave Systems Inc. and PDL BioPharma, Inc. (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10-12B filed August 13, 2008)
10.29
Collaboration Agreement dated as of September 12, 2005 by and between PDL BioPharma, Inc. and Biogen Idec MA Inc. and First Amendment to Collaboration Agreement effective as of November 1, 2007 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.30
License Agreement dated as of December 15, 2005 by and between Protein Design Labs, Inc. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.31
Asset Purchase Agreement dated as of February 4, 2008 by and between PDL BioPharma, Inc. and EKR Therapeutics, Inc. and Amendment No. 1 to Asset Purchase Agreement dated as of March 7, 2008 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.32
Clinical Drug Substance Supply Agreement effective March 13, 2008 between PDL BioPharma, Inc. and GMN, Inc. (incorporated by reference to Exhibit 10.18 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.33
Collaboration Agreement dated as of August 18, 2008 by and between PDL BioPharma, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.19 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
21.1	Subsidiaries of Facet Biotech Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certification by the Principal Executive Officer and the Principal Financial Officer of Facet Biotech Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*
Management contract or compensatory plan or arrangement.

†
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4) and 24b-2.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACET BIOTECH CORPORATION (REGISTRANT)
By:	/s/ FAHEEM HASNAIN Faheem Hasnain President and Chief Executive Officer (Principal Executive Officer) Date: March 30, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FAHEEM HASNAIN (Faheem Hasnain)	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
/s/ ANDREW L. GUGGENHIME (Andrew L. Guggenhime)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2009
/s/ HERB C. CROSS (Herb C. Cross)	Corporate Controller (Principal Accounting Officer)	March 30, 2009
/s/ BRADFORD S. GOODWIN (Bradford S. Goodwin)	Director	March 30, 2009
/s/ GARY LYONS (Gary Lyons)	Director	March 30, 2009
/s/ DAVID R. PARKINSON, M.D. (David R. Parkinson, M.D.)	Director	March 30, 2009
/s/ KURT VON EMSTER (Kurt von Emster)	Director	March 30, 2009

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FACET BIOTECH CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
FACET BIOTECH CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
FACET BIOTECH CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FACET BIOTECH CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES