Form 10-Q
period 2009-03-31
FACET BIOTECH CORP
filed 2009-05-08
CIK 1441848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19756

Facet Biotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-3070657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Seaport Boulevard

Redwood City, CA 94063

(Address of principal executive offices and Zip Code)

(650) 454-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

As of April 30, 2009, there were 24,548,841 shares of the Registrant’s Common Stock outstanding.

FACET BIOTECH CORPORATION

We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including Facet Biotech and the Facet Biotech logo, each of which is considered a trademark, and Nuvion®. All other company names, tradenames and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Collaboration	$7,237	$2,682
Other	2,362	2,000
Total revenues	9,599	4,682

Costs and expenses:
Research and development	24,065	45,237
General and administrative	10,259	12,765
Restructuring charges	4,205	5,547
Asset impairment charges	—	3,521
Gain on sale of assets	—	(49,671)
Total costs and expenses	38,529	17,399
Loss from operations	(28,930)	(12,717)
Interest and other income	180	3
Interest expense	(422)	(434)
Loss before income taxes	(29,172)	(13,148)
Income tax expense	—	28

Net loss	$(29,172)	$(13,176)

Net loss per basic and diluted share	$(1.22)	$(0.55)

Shares used to compute net loss per basic and diluted share	23,905	23,901

See accompanying notes.

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$287,998	$397,611
Marketable securities	55,986	—
Prepaid and other current assets	20,029	19,382
Total current assets	364,013	416,993
Long-term marketable securities	33,624
Long-term restricted cash	5,807	5,807
Property and equipment, net	102,205	105,671
Intangible assets, net	6,998	7,409
Other assets	1,948	2,141
Total assets	$514,595	$538,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$853	$337
Accrued compensation	6,371	3,669
Other accrued liabilities	8,224	3,635
Deferred revenue	13,009	13,234
Current portion of lease financing liability	907	862
Total current liabilities	29,364	21,737
Long-term deferred revenue	41,856	44,901
Long-term lease financing liability	25,061	25,316
Other long-term liabilities	10,992	10,434
Total liabilities	107,273	102,388
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares were outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.01 per share, 140,000 shares authorized; 23,905 and 23,901 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	239	239
Additional paid-in capital	456,190	455,380
Accumulated deficit	(48,669)	(19,497)
Accumulated other comprehensive loss	(438)	(489)
Total stockholders’ equity	407,322	435,633
Total liabilities and stockholders’ equity	$514,595	$538,021

See accompanying notes.

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(29,172)	$(13,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	—	3,521
Depreciation	3,517	7,176
Amortization of intangible assets	411	412
Stock-based compensation expense	876	—
Allocation of stock-based compensation expense from parent	—	3,460
Expense allocation from parent	—	610
Gain on sale of assets	—	(49,671)
Loss on disposal of equipment	18	127
Changes in assets and liabilities:
Other current assets	(896)	(2,671)
Other assets	193	574
Accounts payable	516	(338)
Accrued liabilities	7,260	(7,244)
Other long-term liabilities	578	742
Deferred revenue	(3,270)	(643)
Total adjustments	9,203	(43,945)
Net cash used in operating activities	(19,969)	(57,121)
Cash flows from investing activities:
Purchases of marketable securities	(89,329)	—
Proceeds from the sale of property and equipment	—	236,560
Purchase of property and equipment	(106)	(612)
Transfer from restricted cash	—	10,000
Net cash provided by (used in) investing activities	(89,435)	245,948
Cash flows from financing activities:
Issuance of common stock	1	—
Payments on long-term lease financing liability	(210)	(169)
Transfers to parent	—	(188,658)
Net cash used in financing activities	(209)	(188,827)
Net decrease in cash and cash equivalents	(109,613)	—
Cash and cash equivalents at beginning of the period	397,611	—
Cash and cash equivalents at end the period	$287,998	$—

See accompanying notes.

FACET BIOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Facet Biotech Corporation (we, us, our, Facet Biotech, the Company) was organized as a Delaware corporation in July 2008 by PDL Biopharma, Inc. (PDL) as a wholly-owned subsidiary of PDL. PDL organized the Company in preparation for the Spin-off of the Company, which was effected on December 18, 2008 (the Spin-off). In connection with the Spin-off, PDL contributed to us PDL’s Biotechnology Business and PDL distributed to its stockholders all of the outstanding shares of our common stock. Following the Spin-off, we became an independent, publicly traded company owning and operating what previously had been PDL’s Biotechnology Business.

Prior to the Spin-off, PDL’s Biotechnology Business, now operated by the Company, was not operated by a legal entity separate from PDL and a direct ownership relationship did not exist among all the components comprising the Biotechnology Business. We describe the Biotechnology Business transferred to us by PDL in connection with the Spin-off as though the Biotechnology Business were our business for all historical periods described. However, Facet Biotech had not operated the Biotechnology Business prior to the Spin-off. References in these Condensed Consolidated Financial Statements to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Biotechnology Business as those were conducted as part of PDL prior to the Spin-off.

For the purposes of preparing the financial statements of the Biotechnology Business for the three months ended March 31, 2008, which were derived from PDL’s historical consolidated financial statements, allocations of revenues, research and development expenses, asset impairment charges, restructuring charges, gains on sales of assets and non-operating income and expenses to Facet Biotech were made on a specific identification basis. Facet Biotech’s operating expenses also included allocations related to information technology and facilities costs. Management believes that the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 include a reasonable allocation of costs incurred by PDL, which benefited Facet Biotech. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company.

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reporting.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. The Condensed Consolidated Balance Sheet as of December 31, 2008 is derived from our audited consolidated financial statements as of that date.

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, revenue recognized in connection with the reimbursement of our research and development expenses under the terms of our collaboration agreements may vary period-to-period, and milestone payments received from our out-licensing agreements are often times recognized immediately when earned and could significantly affect the revenue reported in each period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company accounts and transactions.

Management Estimates

The preparation of financial statements in conformity with GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Collaboration Agreements

Under our collaborations with Biogen Idec Inc. (Biogen Idec) and Bristol-Myers Squibb Company (BMS), we share development costs related to the products covered by the collaboration. The purpose of the collaboration agreements is to create synergies while bringing a product candidate to market by sharing technologies, know-how and costs. Once a product is brought to market, we would share in commercialization costs as well as in profits related to the product, or generate a royalty based on net sales. Our collaboration agreements involve a combination of upfront fees, milestones and development costs for which we are not able to establish fair value of the undelivered elements. As such, we recognize these upfront fees, milestones and reimbursements of development costs as the services are performed. Each quarter, we and our collaborator reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable on our consolidated balance sheet. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional research and development R&D expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in the collaboration is conducting the majority of the development activities.

For all periods presented, we have adopted Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1), which requires certain income statement presentation of transactions with third parties and of payments between the parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement.

Out-License Agreements

We have entered into license agreements under which licensees have obtained from us licenses to certain of our intellectual property rights, including patent rights, related to certain development product candidates, which we believe are not a strategic fit for our portfolio development strategy. In these arrangements, the licensee is customarily responsible for all of the development work on the licensed development product. We have no significant future performance obligations under these agreements. Upfront consideration that we receive for license agreements is recognized as revenue upon execution and delivery of the license agreement and when payment is reasonably assured. If the agreements require continuing involvement in the form of development, manufacturing or other commercialization efforts by us, we recognize revenues in the same manner as the final deliverable in the arrangement. Under out-license agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees, and they are recognized as they are due and when payment is reasonably assured.

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

Milestones

Our licensing and humanization arrangements may contain milestones related to reaching particular stages in product development. We recognize “at risk” milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be “at risk” when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or through a perfunctory effort. Milestones which are not deemed to be “at risk” are recognized as revenue in the same manner as up-front payments. We also receive milestone payments under patent license agreements, under which we have no further obligations, when our licensees reach certain stages of development with respect to the licensed product. We recognize these milestones as revenue once they have been reached and payment is reasonably assured.

Significant Customers and Revenues by Geographic Area

The following table summarizes revenues as a percentage of total revenues from our licensees and collaborators, which individually accounted for 10 percent or more of our revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Licensees
Biogen Idec	21%	57%
BMS	54%	*
EKR Therapeutics, Inc.	18%	*
Abbott Laboratories	*	21%
Progenics Pharmaceuticals, Inc.	*	21%

*Less than 10 percent

Cash Equivalents, Restricted Cash, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents and marketable securities with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.  As of March 31, 2009 and December 31, 2008, we had a total of $5.8 million of restricted cash, which supported letters of credit serving as a security deposit for our Redwood City, California property leases.

Earnings per Share

We calculate basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reported period. Diluted net loss per share is calculated using the sum of the weighted-average number of common shares outstanding and dilutive common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of stock options, the assumed release of restrictions of issued restricted stock and the assumed issuance of common shares under our Employee Stock Purchase Plan (ESPP) using the treasury stock method.

For the three months ended March 31, 2008, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are presented based on the 23.9 million shares that were issued in connection with the Spin-off on December 18, 2008. For the three months ended March 31, 2009, since we were in a net loss position, we did not include the effect of outstanding common equivalent shares in the diluted net loss per share calculations as their effect would have been anti-dilutive. We have excluded, on a weighted-average basis, 0.9 million of common equivalent shares relating to restricted stock awards from our diluted earnings per share calculations for the three months ended March 31, 2009.

Income Taxes

Prior to July 2008, the operations of Facet Biotech were included in PDL’s consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. We do not expect to record any federal or state income tax expense during 2009 based upon our projected U.S. tax loss for 2009.  The income tax expense for the first quarter of 2008 related solely to foreign taxes on income earned by our foreign operations.

2. Stock-Based Compensation

Prior to January 2009, our employees had received stock-based compensation awards only under PDL’s equity compensation plans and, therefore, the amounts pertaining to the first quarter of 2008 relate to stock-based compensation expense that was allocated to Facet Biotech’s operations related to PDL’s stock-based equity awards.  All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly-owned subsidiary of PDL as a result of the Spin-off. In January 2009, we began granting equity awards under our 2008 Equity Incentive Plan and in March 2009, we commenced employee participation in our 2008 Employee Stock Purchase Plan.

Stock-based compensation expense recognized under Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (SFAS No. 123(R)) for employees and directors was as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Research and development	$386	$1,638
General and administrative	490	1,822
Total stock-based compensation expense	$876	$3,460

Valuation Assumptions

The stock-based compensation expense recognized under SFAS No. 123(R) was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions underlying stock-based compensation recognized under SFAS No. 123(R) related to awards granted under our equity plans were as follows:

Three Months Ended
March 31, 2009
Stock Option Plans
Expected life, in years	5.3
Risk free interest rate	1.9%
Volatility	85%
Dividend yield	—

Employee Stock Purchase Plans
Expected life, in years	0.5
Risk free interest rate	0.5%
Volatility	115%
Dividend yield	—

Stock Option Activity

A summary of our stock option activity for the period is presented below:

	Stock Options
(share amounts in thousands)	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2008	—	$—
Granted	1,166	$6.19
Exercised	(1)	$6.17
Forfeited	(11)	$6.17
Outstanding as of March 31, 2009	1,154	$6.19

Exercisable as of March 31, 2009	38	$6.18

Total unrecognized compensation expense related to unvested stock options outstanding as of March 31, 2009, excluding potential forfeitures, was $4.6 million, which we expect to recognize over a weighted-average period of 3.6 years.

In April 2009, we granted approximately 688,000 fully-vested stock options to our employees (Value Transfer Grants). Consistent with the intent of these grants as disclosed in prior filings with the SEC, the Value Transfer Grants were provided to our employees to compensate them for the estimated value of vested PDL stock options that were forfeited in connection with the Spin-off. We expect the total fair value of the Value Transfer Grants to be between $4 and $5 million, as calculated using the Black-Scholes valuation model. As these stock options were fully vested as of the grant date, we will recognize 100 percent of the fair value of the Value Transfer Grants as stock-based compensation expense in the second quarter of 2009.

Restricted Stock Award Activity

A summary of our restricted stock award activity for the period is presented below:

	Restricted Stock Awards
(share amounts in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2008	—	$—
Granted	687	$6.18
Vested	(11)	$6.17
Forfeited	(20)	$6.17
Unvested at March 31, 2009	656	$6.18

Total unrecognized compensation expense related to unvested restricted stock outstanding as of March 31, 2009, excluding potential forfeitures, was $3.8 million, which we expect to recognize over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

On March 1, 2009, employees were, for the first time, able to participate in the Facet Biotech 2008 ESPP.  The stock-based compensation expense recognized in connection with our ESPP for the quarter ending March 31, 2009 was approximately $0.1 million.  Prior to the Spin-off, employees of PDL’s Biotechnology Business were eligible to participate in PDL’s 1993 ESPP plan. The stock-based compensation expense allocated to the Biotechnology Business and recognized in connection with PDL’s ESPP for the quarter ended March 31, 2008 was $0.3 million.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. In addition, other comprehensive loss includes the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. The following table presents the calculation of our comprehensive loss:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net loss	$(29,172)	$(13,176)
Other comprehensive loss:
Change in unrealized gains and losses on marketable securities	32	—
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	19	18
Total comprehensive loss	$(29,121)	$(13,158)

4. Sale of Manufacturing Assets

In March 2008, we sold our Minnesota manufacturing facility and related operations to an affiliate of Genmab A/S (Genmab), for total cash proceeds of $240 million. Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain lease obligations related to our former facilities in Plymouth, Minnesota (together, the Manufacturing Assets). We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

5. Restructuring Charges

The following table summarizes the restructuring activity for the first quarter of 2009, as discussed below, as well as the remaining liability balance, which is included in other accrued liabilities, at March 31, 2009:

	Personnel	Facilities
(in thousands)	Related	Related	Total
Balance at December 31, 2008	$1,956	$—	$1,956
Restructuring charges	4,070	135	4,205
Payments	(3,387)	(135)	(3,522)
Adjustments	(12)	—	(12)
Balance at March 31, 2009	$2,627	$—	$2,627

2008 Company-wide Restructuring

In an effort to reduce our operating costs to a level more consistent with our competitors, in March 2008 we commenced a restructuring plan pursuant to which we immediately eliminated approximately 120 employment positions and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the 2008 Restructuring Plan). All impacted employees were notified in March 2008.

Employees terminated in connection with the restructuring efforts were eligible for a specified severance package. We are recognizing severance charges for Transition Employees over their respective estimated service periods. During the three months ended March 31, 2008 and 2009, we recognized restructuring charges of $5.5 million and $0.2 million, respectively, under the 2008 Restructuring Plan, primarily consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. We expect to pay the severance benefits under the 2008 Restructuring Plan by the end of the third quarter of 2009.

2008 French Office Restructuring

During the fourth quarter of 2008, we decided to close our offices in France, which at the time employed seven individuals. During the first quarter of 2009, we recognized $0.5 million in restructuring charges under this restructuring plan, of which $0.4 million related to severance benefits and approximately $0.1 million related to a contract termination fee for one of our French office leases. We expect to pay all obligations related to the closure of our French office by the end of the second quarter of 2009.

2009 Company-wide Restructuring

As a result of a strategic review process to enhance our focus and significantly reduce our operating expenses, we undertook a reduction in force in early 2009, pursuant to which we eliminated approximately 80 positions (the 2009 Restructuring Plan). As a result of the 2009 restructuring activities, we recognized charges related to severance benefits totaling approximately

$3.5 million in the first quarter of 2009. We expect to pay the majority of the severance benefits related to the 2009 Restructuring Plan by the end of the third quarter of 2009.

In connection with the 2009 Restructuring Plan, we are vacating one of our two leased facilities in Redwood City (the Administration Building) and consolidating our operations into the other facility. In connection with the abandonment of the Administration Building, we expect to recognize lease-related charges in the second quarter of 2009. The restructuring charges will include estimated future facility costs for which we will obtain no future economic benefit, net of estimated future sublease income, over the term of our lease. Our estimates of future sublease income will involve significant assumptions regarding the time required to contract with subtenants, the amount of idle space we are able to sublease and the potential future sublease rates. We believe that it will take some time to contract with subtenants and that our contractual lease rates may be above market rates for comparable facilities. At this time, we are not able to make a good faith estimate of the amount or range of amounts of these additional charges or costs.

6. Asset Impairment Charges

Total asset impairment charges recognized during the three months ended March 31, 2009 and 2008 were zero and $3.5 million, respectively. During the first quarter of 2008, such charges primarily represented the cost of certain research equipment that was expected to have no future useful life and certain information technology projects that were terminated and had no future benefit to us as a result of our restructuring activities.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Consulting and services	$1,938	$644
Restructuring	2,627	1,956
Accrued clinical and pre-clinical trial costs	1,499	1,031
Other	2,160	4
Total	$8,224	$3,635

8. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•                  Level 1—quoted prices in active markets for identical assets and liabilities

•                  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•                  Level 3—unobservable inputs

At March 31, 2009, we determined the fair values of our financial assets using Level 1 and Level 2 inputs, as reflected in the table below:

(in thousands)	Level 1	Level 2	Level 3	Total
Institutional money market funds	$258,567	$—	$—	$258,567
Securities of U.S. Government sponsored entities	—	74,597	—	74,597
Corporate securities (1)	—	14,988	—	14,988
Total financial assets	$258,567	$89,585	$—	$348,152

(1) All corporate securities held at March 31, 2009, were secured by the U.S. Government under the terms of the Treasury Loan Guarantee Program.

We have excluded from the table above $29.5 million of cash, which is included in the cash and cash equivalents caption in the Consolidated Balance Sheet as of March 31, 2009. As of December 31, 2008 all of our excess capital was held in cash accounts and was reflected as cash and cash equivalents in the Consolidated Balance Sheet.

9. Contingencies

As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy in place that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions are immaterial, and accordingly, we have not recorded the fair value liability associated with these agreements as of March 31, 2009 or as of December 31, 2008.

Under the terms of the Separation and Distribution Agreement, we and PDL each agreed to indemnify the other from and after the Spin-off with respect to the indebtedness, liabilities and obligations retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so will depend upon the future financial strength of each of our companies. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future, nor can we be sure that, if PDL has to indemnify us for any substantial obligations, PDL will have the ability to satisfy those obligations.

In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for overpayments of certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in one European region during the 2006 and 2007 fiscal periods. While we are still investigating these assertions and their validity, under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions are neither probable nor estimable at this time, we have not recorded any liability relating to this matter on our balance sheet as of March 31, 2009.

10. Subsequent Events

In connection with the abandonment of the Administration Building under our 2009 Restructuring Plan, we expect to recognize lease-related charges in the second quarter of 2009. See Note 5 for more details of the lease-related charges and the 2009 Restructuring Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

OVERVIEW

The information included in this management’s discussion and analysis of financial conditions should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC), and our unaudited Consolidated Financial Statements for the three months ended March 31, 2009, as well as other disclosures, including the disclosures under “Risk Factors,” that have been included in this Quarterly Report on Form 10-Q.

Facet Biotech Corporation (we, us, our, the Company) is a biotechnology company that takes a disciplined, biology-driven approach to identify and develop oncology therapeutics. We have core competencies in tumor biology and antibody engineering, as evidenced by our pipeline of four clinical-stage candidates, all of which are products of our research efforts, as well as our proprietary protein engineering technology platform. Our business strategy focuses primarily on the following areas: (i) focusing our efforts in oncology, (ii) advancing our existing pipeline, (iii) expanding our pipeline and (iv) refining our protein engineering platform technologies.

Basis of Presentation

Facet Biotech was organized as a Delaware corporation in July 2008 by PDL BioPharma, Inc. (PDL) as a wholly owned subsidiary of PDL. PDL organized the Company in preparation for the Spin-off of the Company, which was effected on December 18, 2008 (the Spin-off). Prior to the Spin-off, PDL’s Biotechnology Business was not operated by a legal entity separate from PDL and a direct ownership relationship did not exist among all the components comprising the Biotechnology Business. We describe the Biotechnology Business transferred to us by PDL in connection with the Spin-off as though the Biotechnology Business were our business for all historical periods described. However, Facet Biotech had not conducted any operations prior to the Spin-off. References in this quarterly report to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Biotechnology Business as those were conducted as part of PDL prior to the Spin-off.

We have prepared the condensed consolidated financial statements for the three months ended March 31, 2008 using PDL’s historical cost basis of the various activities that comprise the Biotechnology Business as a component of PDL and reflect the results of operations and cash flows of the Biotechnology Business as a component of PDL. The statements of operations for the three months ended March 31, 2008 include expense allocations for general corporate overhead functions historically shared with PDL, including finance, legal, human resources, investor relations and other administrative functions, which include the costs of salaries, benefits, stock-based compensation and other related costs, as well as consulting and other professional services. Where appropriate, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Biotechnology Business by PDL were allocated to Facet Biotech based on the relative percentages, as compared to PDL’s other businesses, of headcount or another appropriate methodology depending on the nature of each item of cost to be allocated.

Research and Development Programs

We currently have several investigational compounds in various stages of development for the treatment of cancer and immunologic diseases, three of which we are developing with our collaboration partners; two with Biogen Idec Inc. and one with Bristol-Myers Squibb Company (BMS). The table below lists the antibodies for which we are pursuing development activities either on our own or in collaboration with other companies. These product candidates are at early stages of development, and none of our product candidates have been approved by the United States Food and Drug Administration (FDA) or commercialized in the indication in which our trials are focused. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” of this Quarterly Report. For details on the development status of each product in the table below, please refer to Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as the Recent Developments section of this report below.

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

Recent Developments

The following represents the significant events or developments that have occurred in the first quarter of 2009 and up to the date of the filing of this quarterly report:

•                  In January 2009, we undertook a restructuring effort pursuant to which we will eliminate approximately 80 positions.  After the implementation of this 2009 restructuring plan, our workforce will be comprised of approximately 200 employment positions. We expect to recognize costs related to severance and post-termination benefits totaling approximately $3.6 million, of which we recognized $3.5 million in the first quarter of 2009.

•                  During April and early May 2009, we consolidated nearly all of our operations into one of our two leased facilities in Redwood City, and we will recognize lease-related restructuring charges in the second quarter of 2009 in connection with our vacating one of the two buildings. At this time, we are not able to make a good faith estimate of the amount or range of amounts of these charges. (See Note 10 to the Condensed Consolidated Financial Statements for further discussion of this charge.)

•                  In the first quarter for 2009, we and Biogen Idec announced that the FDA and European regulatory agencies agreed to consider an expanded SELECT study as one pivotal trial, thus requiring us to conduct only one additional registration-enabling study. As a result, we are preparing to amend the SELECT trial to increase the sample size from 300 to 600 patients and change the primary endpoint to annualized relapse rate.

Summary Financial Results for the First Quarter of 2009 and Outlook

In the first quarter of 2009, our total revenues were $9.6 million, an increase from $4.7 million in the comparable period in 2008. Our total expenses in the first quarter of 2009 were $38.5 million, representing an increase from the $17.4 million in operating expenses reported in the comparable 2008 period.  This increase was due to the $49.7 million reduction in operating expenses in the first quarter of 2008 as a result of the gain that we recognized on the sale of our former manufacturing and related administrative facilities in Brooklyn Park, Minnesota and the related assets (the Manufacturing Assets).  Excluding this gain, operating expenses decreased by $28.5 million compared to the first quarter of 2008.

Our net loss for the first quarter of 2009 was $29.2 million, compared to $13.2 million in the prior-year comparable period. In the first three months of 2009, net cash used in operating activities was $20.0 million, a decrease from $57.1 million used in operating activities in the comparable period in 2008. At March 31, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $383.4 million, compared to $403.4 million at December 31, 2008.

We expect that in the near-term, our total revenues will be marginally higher than amounts recognized in 2008, driven primarily by revenues recognized under our BMS collaboration. Future revenues will vary from period to period and will depend substantially on (1) whether we are successful in our existing collaborations and receive milestone payments thereunder, (2) whether we enter into new collaboration agreements or out-license agreements, (3) the potential milestone payments we receive related to our out-licensing agreements, (4) whether and to what extent expected development timelines change, which would impact the rate at which we recognize revenue related to certain previously received collaboration payments, and (5) the level of royalties we receive under the asset purchase agreement with EKR Therapeutics, Inc. (EKR), which was assigned to us by PDL in connection with the Spin-off. Our future collaboration revenues also will vary depending on which party in any collaboration is incurring the majority of development costs in any period (see our policy for revenues recognized under our collaboration agreements in Note 1 to the Condensed Consolidated Financial Statements).

Once we complete our restructuring activities in mid-2009, we expect our total operating expenses to be significantly lower than prior periods and increases or decreases thereof to correlate generally with the number of products we have under development and the phases of such development programs. Future operating expenses also will depend on whether we acquire the rights to additional products through in-licensing agreements or other means or enter into new collaboration agreements and will vary from period to period depending on which party in our existing collaboration, and any potential new collaboration, is incurring the majority of development costs in any period.

In addition, in April 2009, we granted approximately 688,000 fully-vested stock options to our employees (Value Transfer Grants). Consistent with the intent of these grants as disclosed in prior filings with the SEC, the Value Transfer Grants were provided to our employees to compensate them for the estimated value of vested PDL stock options that were forfeited in connection with the Spin-off. We expect the total fair value of the Value Transfer Grants to be between $4 and $5 million, as calculated using the Black-Scholes valuation model. As these stock options were fully vested as of the grant date, we will recognize 100 percent of the fair value of the Value Transfer Grants as stock-based compensation expense in the second quarter of 2009.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended March 31, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Revenues

Revenues consist of (1) license and milestone revenues from collaborations, (2) reimbursement of research and development (R&D) expenses under collaborations and (3) other revenues. Other revenues include license, maintenance and milestone revenues from the out-licensing of our technologies, humanization revenues and royalties.

	Three Months Ended
	March 31,
(in thousands)	2009	2008	% Change
License and milestone revenues from collaborations	$3,045	$1,825	67%
Reimbursement of R&D expenses from collaborations	4,192	857	389%
Other	2,362	2,000	18%
Total revenues	$9,599	$4,682	105%

Total revenues increased by $4.9 million during the quarter ended March 31, 2009 from the comparable 2008 period due primarily to an additional $1.0 million and $4.2 million of license revenues and reimbursement of research and development (R&D) expenses, respectively, recognized under our collaboration with BMS, which was executed in the third quarter of 2008, and the recognition of $1.7 million of royalties received under our agreement with EKR. Such increases in revenues were partially offset by a reduction in revenues of $0.6 million under our collaboration with Biogen Idec from the first quarter of 2008, due principally to increased expenses incurred by Biogen Idec under our collaboration in 2009 (see discussion below), and a $1.4 million reduction in milestone and other revenues in 2009 from the first quarter of 2008.

With respect to the reimbursement of development costs, each quarter, we and our collaborators reconcile the development costs each party has incurred, and we record either a net receivable or a net payable in our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional research and development expenses by such amount. Therefore, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2009	2008	% Change
Research and development	$24,065	$45,237	(47)%
General and administrative	10,259	12,765	(20)%
Restructuring charges	4,205	5,547	*
Asset impairment charges	—	3,521	*
Gain on sale of assets	—	(49,671)	*
Total costs and expenses	$38,529	$17,399	121%

*  Not presented as calculation is not meaningful.

Research and Development Expenses

Our R&D activities include (1) Research, (2) Process Sciences, Manufacturing and Quality, and (3) Preclinical Sciences and Clinical Development. Our research activities include progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, utilizing translational research to better inform the clinical investigation of our therapeutics and refining our protein engineering technology platform. Our process sciences, manufacturing and quality activities include process, pharmaceutical and analytical development as well as supply chain and quality functions. Preclinical sciences and clinical development are comprised of preclinical development, toxicology, pharmacokinetics, bioanalytics and clinical development, which includes regulatory, safety, medical writing, biometry, U.S. and European clinical operations and program management.  Our total R&D expenses for the first quarter of 2009 grouped by functional area within our R&D organization were as follows:

Three Months Ended
(in thousands)	March 31, 2009
Preclinical sciences and clinical development	$11,955
Process sciences, manufacturing and quality	7,105
Research	5,005

Total R&D expenses	$24,065

We track our costs and expenses on a functional area basis and, as a result, we do not have detailed or complete cost breakdowns for our development programs.  However, commencing in 2009, our financial systems now allow us to develop estimates of the direct costs associated with each of our active clinical and preclinical programs (Direct Program Costs), which include out-of-pocket expenses as well as estimated employee-related costs.  Out-of-pocket costs include costs of conducting our clinical trials, such as fees to clinical research organizations (CROs) and clinical investigators, and monitoring, data management, drug supply and manufacturing expenses, costs of conducting preclinical studies and technology licensing fees.  The employee-related costs were estimated by applying an average per-employee cost for our research and development organization to the number of direct employees dedicated to the programs during the quarter ended March 31, 2009.  Our Direct Program Costs do not include: (i) allocations of research and development management or overhead costs, (ii) allocations of facilities and information technology (IT) expenses, (iii) depreciation expenses, (iv) amortization of intangible assets, or (iv) stock-based compensation.  The following table reflects our estimated Direct Program Costs for each of our active clinical and preclinical development programs, as well as Other Direct R&D Costs and Costs Allocated to R&D, as described in the footnotes below, for the first quarter of 2009:

	Three Months Ended
(in thousands)	March 31, 2009
Estimated Direct Program Costs:
Daclizumab (1)	$2,820
Elotuzumab (2)	4,589
Volociximab (3)	1,165
PDL 241	1,469
PDL 192	1,121
Other R&D Programs (4)	1,818
		% of Total R&D Costs
Total estimated direct program costs	$12,982	54%

Other Direct R&D Costs (5)	3,703	15%

Costs Allocated to R&D:
Depreciation and amortization	1,118	5%
Corporate overhead (6)	5,876	24%
Stock compensation	386	2%

Total R&D expenses	$24,065

(1)	Daclizumab costs include $1.8 million in expense reimbursements payable to Biogen Idec under our collaboration agreement.
(2)

Elotuzumab costs include $3.9 million of development expenses that are reimbursable to us by BMS under our collaboration agreement. The $3.9 million that is reimbursable by BMS is reflected within collaboration revenues in the condensed consolidated financial statements for the three months ended March 31, 2009.

(3)	Volociximab costs include $0.1 million in expense reimbursements payable to Biogen Idec under our collaboration agreement.
(4)	Other R&D Programs consist primarily of research, protein engineering and preclinical trial activities related to programs that have not reached the late preclinical stage.
(5)

Other Direct R&D Costs include non-program research and development costs, such as non-program specific research, process sciences and manufacturing activities, quality and compliance activities related to laboratory, manufacturing and clinical practices, and senior management time across all of our R&D activities as senior management does not allocate its time to specific programs.

(6)	Corporate overhead represents allocations of facilities and IT costs to R&D expenses.

R&D expenses decreased by $21.2 million from the first quarter of 2008 to the first quarter of 2009 due primarily to lower employee-related and overhead expenses in 2009 resulting from the impact of both the sale of the Manufacturing Assets during the first quarter of 2008 and our restructuring activities.  This reduction in costs was also driven by a decrease in volociximab development costs and partially offset by increases in development costs for elotuzumab and daclizumab due to the progress of these programs.

General and Administrative Expenses

General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative functions, including finance, information technology, facilities, legal, human resources, business development and marketing, and an allocation of facility and overhead costs. The $2.5 million decrease in general and administrative expenses during the first quarter of 2009 in comparison to 2008 was driven by lower legal and other expenses associated with the broader strategic initiatives that were underway during the first quarter of 2008 as well as lower employee-related expenses in 2009 resulting from the 2008 and 2009 restructuring and other cost reduction activities.

Restructuring Charges

The restructuring charges incurred during the first quarter of 2009 related to $3.5 million of expenses recognized in connection with our 2009 restructuring activities, $0.5 million in connection with the closure of our offices in Paris, France during the first quarter of 2009 and $0.2 million in charges related to transition employees under our 2008 Restructuring Plan.  The $5.5 million of restructuring charges incurred during the first quarter of 2008 related solely to our 2008 restructuring activities. The decrease in restructuring charges during the first quarter of 2009 in comparison to 2008 is primarily attributable to the lower number of employees terminated under the 2009 plan in comparison to the 2008 plan. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Gain on Sale of Assets

In March 2008, we sold our Manufacturing Assets to an affiliate of Genmab A/S (Genmab) for total cash proceeds of $240 million. We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008.

Asset Impairment Charges

Total asset impairment charges recognized during the three months ended March 31, 2009 and 2008 were zero and $3.5 million, respectively. During the first quarter of 2008, such charges primarily represented the cost of certain research equipment that we expected to have no future useful life and certain information technology projects that we terminated that had no future benefit to us as a result of our restructuring activities.

Interest and Other Income and Interest Expense

	Three Months Ended
	March 31,
(in thousands)	2009	2008	% Change
Interest and other income	$180	$3	*
Interest expense	(422)	(434)	*
Total interest and other income, net and interest expense	$(242)	$(431)	*

* Not presented as calculation is not meaningful.

Interest and other income relates to interest earned on our cash and available-for-sale securities accounts during the periods. The increase in interest income during the first quarter of 2009 from the first quarter of 2008 is due to our investment in the first quarter of 2009 of the $405 million cash distribution to us from PDL in December 2008 in connection with the Spin-off. Interest expense consists primarily of a portion of our lease payments on one of our two leased facilities in Redwood City, California. For accounting purposes, we are considered to be the owner of the leased property and we have recorded the fair value of the building and a corresponding long-term financing liability on our Consolidated Balance Sheets.

Income Taxes

Prior to July 2008, the operations of Facet Biotech were included in PDL’s consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. We do not expect to record any federal or state income tax expense during 2009 based upon our projected U.S. tax loss for 2009.  The income tax expense for the first quarter of 2008 related solely to foreign taxes on income earned by our foreign operations.  We are currently in the process of dissolving our foreign operations and therefore expect our foreign tax expense will be zero for 2009.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Spin-off, PDL provided to us cash and cash equivalents of $405 million. We expect this initial $405 million cash contribution, as well as future payments from Biogen Idec and BMS related to our collaboration agreements with these entities, and royalty and milestone revenues from certain other agreements, will fund our operations and working capital requirements through approximately the end of 2012 based on current operating plans. Prior to the Spin-off on December 18, 2008, the Biotechnology Business of PDL was funded entirely by PDL.

Net cash used in operating activities for the three months ended March 31, 2009 was $20.0 million, compared to $57.1 million in the corresponding period in 2008. The decrease in net cash used in operating activities during the first three months of 2009 was primarily attributable to lower employee-related and overhead expenses resulting from both the sale of our Manufacturing Assets during the first quarter of 2008 and our restructuring efforts as well as changes in our working capital balances during the period.

Net cash used in investing activities was $89.4 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $245.9 million in the comparable period in 2008. The net cash used in investing activities in the first quarter of 2009 was primarily related to the purchase of marketable securities.  The net cash provided by investing activities in the first quarter of 2008 was attributable primarily to net proceeds of $236.6 million received in connection with the sale of the Manufacturing Assets and the release of $10.0 million of restricted cash relating to our Redwood City, California, facility.

Net cash used in financing activities for the three months ended March 31, 2009 was $0.2 million, compared to $188.8 million in the comparable period in 2008. During the first quarter of 2009, cash used in financing activities was primarily related to payments on our long-term financing liability.  Net cash used in financing activities in 2008 was primarily due to net funding to our parent company as well as due to payments on our long-term financing liability.

Our future capital requirements will depend on numerous factors, including, among others, progress of product candidates in clinical trials; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; investment in existing and new R&D programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; our ability to sublease our excess capacity; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and obtain regulatory approval for our potential products, we will need to raise substantial additional funds through equity or debt financings, collaborative or out-licensing arrangements or other means. We cannot assure that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to our stockholders.

As of March 31, 2009, our contractual commitments had not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of the scheduled payments made under our Redwood City facilities leases during the first quarter of 2009. Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of December 31, 2008, were as follows:

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

In addition to the amounts disclosed in the table above, we had committed to make payments for certain retention related benefits totaling approximately $5.1 million as of December 31, 2008. Further, we had committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of December 31, 2008. We estimate that such milestones that could be due and payable over the next year approximate $0.9 million and milestones that could be due and payable over the next three years approximate $4.3 million.

In addition to the contractual obligation discussed above, under the terms of the Separation and Distribution Agreement, we agreed to indemnify PDL with respect to indebtedness, liabilities and obligations, other than PDL’s convertible notes, that PDL will retain that do not relate to PDL’s Royalty Business. In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for overpayments of certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in one European region during the 2006 and 2007 fiscal periods. While we are still investigating these assertions and their validity, under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions are neither probable nor estimable at this time, we have not recorded any liability relating to this matter on our balance sheet as of March 31, 2009.

RISK FACTORS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “believes,” “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward- looking statements contained in this Quarterly Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth below, and for the reasons described elsewhere in this Quarterly Report. All forward-looking statements and reasons why results may differ included in this Quarterly Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

If our research and development efforts are not successful, we may not be able to effectively develop new products.

We are engaged in research activities intended to, among other things, progress therapeutic candidates into clinical development. In the near-term, we will focus on obtaining new product candidates through various means, including in-licensing them from or entering in to strategic collaborations with institutions or other biotechnology or pharmaceutical companies. Acquiring rights to products in this manner poses risks, including that we may not be unable to successfully integrate the research, development and commercialization capabilities necessary to bring these products to market. In addition, we may not be able to identify or acquire suitable products to in-license.

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

We have determined that for the foreseeable future, the expansion of our existing pipeline should be accomplished primarily through the in-licensing or other acquisition of additional pre-clinical and clinical oncology programs. Therefore, our future success will depend in substantial part upon identifying and in-licensing or otherwise acquiring such therapeutic products from third parties. While we are actively seeking clinical programs that fit within our strategic objectives, the competition for the acquisition of attractive oncology programs is intense, and we cannot assure you that we will be able to in-license or otherwise acquire clinical programs in the future on acceptable terms, if at all. In addition, we may acquire clinical programs for indications in which we have limited expertise and, as a result, we may need to attract and retain additional personnel or expand existing functions to manage the development of these programs. There can be no assurance that we will not meet challenges in integrating potential new programs or personnel to manage those programs, and any such programs could be delayed or fail as a result.

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

Our future success depends almost entirely upon the success of our clinical development efforts. Clinical development, however, is a lengthy, time-consuming and expensive process and subject to significant risks of failure. In addition, we must expend significant amounts to comply with extensive government regulation of the clinical development process.

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

Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, we, the FDA, the EMEA, investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s or EMEA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

Continued funding and participation by collaborators will depend on the continued timely achievement of our research and development objectives, the retention of key personnel performing work under those agreements and on each collaborator’s own financial, competitive, marketing and strategic capabilities and priorities. These considerations include:

•      the commitment of each collaborator’s management to the continued development of the licensed products or technology;

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

If daclizumab were to be approved for the treatment of relapsing multiple sclerosis, it would face competition from currently approved and marketed products, including interferons, such as Biogen Idec’s Avonex®, Bayer HealthCare Pharmaceuticals’ Betaseron® and EMD Serono Inc.’s Rebif®, a non-interferon immune modifier, Teva Pharmaceutical Industries Ltd.’s Copaxone®, and a monoclonal antibody, Biogen Idec and Elan Pharmaceuticals, Inc.’s Tysabri®. Further competition could arise from drugs currently in development, including Novartis Pharmaceutical Corporation’s (Novartis) FTY720 and other monoclonal antibodies in development, such as Genzyme Corporation’s Campath®, Genmab A/S’s ofatumumab, and Genentech, Inc. (Genentech) and Roche’s ocrelizumab.

If elotuzumab were to be approved for the treatment of multiple myeloma, it would face competition from currently approved and marketed products, including Celgene Corporation’s Revlimid® and Thalomid® and Millennium Pharmaceuticals, Inc.’s Velcade®. Further competition could arise from drugs currently in development, including Centocor, Inc.’s CNTO-328, Genentech and Seattle Genetics, Inc.’s dacetuzumab, Novartis and Xoma Ltd.’s lucatumumab, and Pfizer Inc.’s (Pfizer) CP-751871.

If volociximab (M200) were to be approved for the treatment of non-small cell lung cancer or ovarian cancer, it would face competition from a number of other anti-angiogenic agents in pre-clinical and clinical development, including antibody candidates such as Pfizer’s CP-751,871, ImClone Systems Incorporated’s (ImClone) Erbitux® and Novartis’s ASA404, each of which are in more advanced stages of development than is volociximab. In addition, many other VEGF or VEGFR targeted agents are in advanced stage of development and many other anti-angiogenesis agents are in earlier stage of development, which could compete with volociximab should it be approved for marketing.

If PDL192 were to be approved for the treatment of solid tumors, it would face competition from many agents that are used for solid tumors, such as ImClone’s Erbitux®, Genentech’s Avastin®, and other monoclonal antibodies and targeted agents in development which potentially modulate the TWEAK pathway, including Biogen Idec’s anti-Tweak monoclonal antibody, BIIB023.

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

When we make changes in the manufacturing process driven by increases in demand for our products in clinical studies, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our or our contract manufacturers’ inability to maintain manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

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

We must rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA’s current Good Manufacturing Practices (cGMP) requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

If our operations are found to violate any applicable law or other governmental regulations, we may be subject to civil and criminal penalties, damages and fines. Similarly, if the hospitals, physicians or other providers or entities with which we do business are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

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

Under the terms of the Separation and Distribution Agreement, we agreed to indemnify PDL from and after the Spin-off with respect to indebtedness, liabilities and obligations, other than PDL’s convertible notes, that PDL will retain that do not relate to PDL’s Royalty Business. Our ability to satisfy these indemnities, if called upon to do so, will depend upon our future financial strength.

In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for overpayments of certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in one European region during the 2006 and 2007 fiscal periods. While we are still investigating these assertions and their validity, under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions are neither probable nor estimable at this time, we have not recorded any liability relating to this matter on our balance sheet as of March 31, 2009.

We are not aware of any other potential material indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future.

We must attract and retain highly skilled employees in order to succeed.

To be successful, we must attract and retain qualified clinical, scientific and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. In connection with PDL’s strategic review and asset sale processes, PDL eliminated a significant number of employment positions. In October 2007, we effected a workforce reduction related to our former manufacturing operations, which included the termination of 103 employees, and, in March 2008, we eliminated 166 employment positions resulting from the sale of the Manufacturing Assets. Also in March 2008, we commenced a restructuring effort pursuant to which we would terminate approximately 250 employment positions and, in January 2009, we announced a further reduction in force pursuant to which we eliminated approximately 80 positions. Subsequent to all restructuring efforts, which we expect to occur by the third quarter of 2009, we anticipate that our workforce will consist of approximately 200 employment positions. The uncertainty caused by these strategic reviews and asset sale processes, restructuring and related reductions-in-force that we have undertaken created anxiety among our employees. We believe that this caused attrition to increase because of employees’ uncertainty regarding the continuation of employment. We have put in place severance, retention and compensation programs in an effort to mitigate the number of voluntary terminations, however, these programs may not provide effective incentive to employees to stay with us. The uncertainly may also make the recruitment of key personnel more difficult, which could adversely affect our operations, particularly if we lose and need to replace key executives. The Spin-off represents a further change and our employees may have concerns about our prospects as a stand-alone company, including our ability to successfully operate the new entity and our ability maintain our independence. If we are not successful in assuring our employees of our prospects as an independent company, our employees may seek other employment, which could materially adversely affect our business. We are particularly dependent on our executive officers, and we generally do not have employment agreements with specified terms with our executives. We are currently engaged in a search for a new Chief Medical Officer and a Vice President of Research. The failure to timely recruit a new Chief Medical Officer and Vice President of Research could adversely impact the effectiveness of our research and development efforts. Also, we rely on our research, development and product operations staff, all of whom are valuable but the loss of any one of whom would not have a material adverse effect on the Company.

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

In March 2008, PDL sold the product rights to the marketed product Cardene, new formulations of Cardene IV and the ularitide development-stage product, among other assets, to EKR. The transaction included contingent consideration of up to $85 million in development and sales milestones related to the new Cardene IV formulations, $25 million of which PDL received in August 2008, as well as royalty payments related to sales of the new Cardene IV formulations and ularitide. In connection with the Spin-off, PDL assigned to us the asset purchase agreement under which EKR is obligated to pay the remaining $60 million in milestone payments and royalty payments dependent upon certain contingencies, including future net sales. In November 2008, PDL received its first royalty payment from EKR on net sales of new formulations of the Cardene product (the Cardene Pre-Mixed Bag), which commercially launched in September 2008. Also in September 2008, products were introduced by The Medicines Company and by Teva Pharmaceuticals that compete with Cardene. Although Teva’s competing product was withdrawn from the market, we expect that Teva will reintroduce a competing product. As a result of this increased competition in the market served by Cardene, we do not expect to receive the $60 million in milestone payments that we would earn only if EKR achieves certain Cardene Pre-Mixed Bag sales thresholds or material amounts of royalties on sales of the Cardene Pre-Mixed Bag.

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

Our historical financial information included in this Quarterly Report for the three months ended March 31, 2008 does not necessarily reflect what our results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future results of operations or future cash flows. This is primarily a result of the following factors:

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

•      during 2007 and 2008, we substantially reduced the number of employees of the Biotechnology Business, and we are in the process of implementing the reductions; and

•      after the completion of the Spin-off from PDL, the cost of capital for our business may be higher than PDL’s cost of capital prior to our separation because PDL’s credit ratings were better than what we currently anticipate ours will be in the foreseeable future.

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

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the common stock would likely drop significantly. A significant drop in the price of a company’s common stock often leads to the filing of securities class action litigation against the Company. This type of litigation against us could result in substantial costs and a diversion of management’s attention and resources.

Your percentage ownership in Facet Biotech may be diluted in the future.

Your percentage ownership in Facet Biotech may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees as well as other equity instruments that may be issues in the future such as debt and equity financing. Under the Facet Biotech 2008 Equity Incentive Plan (the 2008 Equity Incentive Plan), which provides for the grant of equity- based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our directors, officers and other employees, advisors and consultants, we have reserved a total of 3.5 million shares of our common stock for issuance. Through April 2009, we have granted 1.9 million shares in stock option and restricted stock awards, and we expect to continue to grant additional equity-based awards to our employees and directors in the future.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We place our cash, cash equivalents and marketable securities with multiple financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the Treasury Loan Guarantee Program. Our investment policy limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

The fair value of our cash equivalents and marketable securities at March 31, 2009 was $348.2 million. These investments include $258.6 million of cash equivalents which are due in less than three months, $56.0 million of short-term investments which are due within one year and $33.6 million of long-term investments which are due between one year and two years from March 31, 2009. Our investment strategy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest the majority of our marketable securities portfolio in short-term securities with at least an investment grade rating of A to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the Treasury Loan Guarantee Program, we have concluded that there is no material market risk exposure.

If market interest rates were to have increased by 1 percent as of March 31, 2009, the fair value of our portfolio would have declined by approximately $1 million.  The modeling technique used measures changes in the fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.  As of March 31, 2009, a portion of our portfolio was invested in a Treasury security based money market fund.  Due to historically low yields in the Treasury market and Treasury money market funds, some Treasury based money market funds have closed to new investors and/or limited additional deposits.  Additionally, some Treasury money market funds have been in a negative yield situation, causing investors to lose shares, despite the shares maintaining a $1.00 net asset value.   Credit and liquidity risks in the current market could also adversely affect the value of our investments in prime money market funds.  If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value).   Many of the current issues affecting prime money market funds involve investments in commercial paper issued by Structured Investment Vehicles, or SIVs. Rating agencies have downgraded certain commercial paper issues and issuers, which has caused some funds to hold investments that no longer are in the top tier and become ineligible securities and need to be sold.  These securities held by the money market fund may be sold below its amortized cost resulting in losses and funds breaking the buck if the fund sponsor does not step in and buy above the current market value. Because of the recent difficulty encountered by certain funds, those funds have restricted withdrawals in some cases.  Our money market funds maintained a positive yield, a USD 1.00 net asset value and were not subject to deposit or withdrawal restrictions as of March 31, 2009.  However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

In addition, we have a lease financing liability, which was $26.0 million at March 31, 2009, related to one of our two leased facilities in Redwood City, California (the Lab Building). Lease payments related to this financing liability, including amounts representing interest and ground rental expense, are reflected in the table below. Payments under the Lab Building lease agreement are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be higher than amounts included in the table.

(In thousands)	2009 *	2010	2011	2012	2013	Thereafter	Total
Lease Financing Liability
Lease payments, including amounts representing interest and ground rental expense	$2,621	$3,616	$3,743	$3,874	$4,009	$36,914	$54,777

* The 2009 amount represents payments for the nine-month period between April 1, 2009 and December 31, 2009.

ITEM 4T.       CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal control over financial reporting. There has been no change in the internal control over financial reporting of the Company that occurred during the first fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

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

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.          EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of PDL BioPharma, Inc., as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009

FACET BIOTECH CORPORATION
(Registrant)

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb C. Cross
Herb C. Cross
Corporate Controller
(Principal Accounting Officer)