Form 10-Q
period 2009-06-30
FACET BIOTECH CORP
filed 2009-08-04
CIK 1441848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of July 31, 2009, there were 24,559,791 shares of the Registrant’s Common Stock outstanding.

FACET BIOTECH CORPORATION

We own or have rights to numerous trademarks, trade names, copyrights and other intellectual property used in our business, including Facet Biotech and the Facet Biotech logo, each of which is considered a trademark. All other company names, tradenames and trademarks included in this Quarterly Report are trademarks, registered trademarks or trade names of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Collaboration	$8,897	$1,825	$16,134	$4,507
Other	1,654	150	4,016	2,150
Total revenues	10,551	1,975	20,150	6,657

Costs and expenses:
Research and development	27,139	37,045	51,204	82,282
General and administrative	8,079	10,985	18,338	23,750
Restructuring charges	16,865	2,904	21,070	8,451
Asset impairment charges	843	263	843	3,784
Gain on sale of assets	—	—	—	(49,671)
Total costs and expenses	52,926	51,197	91,455	68,596
Loss from operations	(42,375)	(49,222)	(71,305)	(61,939)
Interest and other income, net	1,945	2	2,125	5
Interest expense	(419)	(432)	(841)	(866)
Loss before income taxes	(40,849)	(49,652)	(70,021)	(62,800)
Income tax expense	—	31	—	59

Net loss	$(40,849)	$(49,683)	$(70,021)	$(62,859)

Net loss per basic and diluted share	$(1.71)	$(2.08)	$(2.93)	$(2.63)

Shares used to compute net loss per basic and diluted share	23,917	23,901	23,911	23,901

See accompanying notes.

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$78,352	$397,611
Marketable securities	199,873	—
Prepaid and other current assets	16,351	19,382
Total current assets	294,576	416,993
Long-term marketable securities	86,518	—
Long-term restricted cash	6,387	5,807
Property and equipment, net	98,744	105,671
Intangible assets, net	6,586	7,409
Other assets	1,910	2,141
Total assets	$494,721	$538,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,425	$337
Accrued compensation	8,180	3,498
Restructuring accrual, current portion	5,953	1,956
Other accrued liabilities	5,510	1,850
Deferred revenue, current portion	12,835	13,234
Lease financing liability, current portion	952	862
Total current liabilities	36,855	21,737
Deferred revenue, long-term portion	38,803	44,901
Restructuring accrual, long-term portion	16,367	—
Lease financing liability, long-term portion	24,801	25,316
Other long-term liabilities	5,284	10,434
Total liabilities	122,110	102,388
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares were outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.01 per share, 140,000 shares authorized; 24,562 and 23,901 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	246	239
Additional paid-in capital	461,416	455,380
Accumulated deficit	(89,518)	(19,497)
Accumulated other comprehensive income/(loss)	467	(489)
Total stockholders’ equity	372,611	435,633
Total liabilities and stockholders’ equity	$494,721	$538,021

See accompanying notes.

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(70,021)	$(62,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	843	3,784
Depreciation	6,482	11,280
Amortization of intangible assets	823	824
Stock-based compensation expense	6,036	—
Allocation of stock-based compensation expense from parent	—	5,250
Expense allocation from parent	—	1,159
Gain on sale of assets	—	(49,671)
Loss on disposal of equipment	18	150
Changes in assets and liabilities:
Other current assets	1,273	(4,927)
Other assets	231	568
Accounts payable	3,088	(693)
Restructuring accrual	20,364
Accrued liabilities	8,281	(8,410)
Other long-term liabilities	(5,114)	1,486
Deferred revenue	(6,497)	(2,470)
Total adjustments	35,828	(41,670)
Net cash used in operating activities	(34,193)	(104,529)
Cash flows from investing activities:
Purchases of marketable securities	(283,714)	—
Proceeds from the sale of property and equipment	—	236,560
Purchase of property and equipment	(453)	(2,504)
Transfer from/(to) restricted cash	(580)	10,000
Net cash provided by (used in) investing activities	(284,747)	244,056
Cash flows from financing activities:
Issuance of common stock	105	—
Payments on long-term lease financing liability	(424)	(340)
Transfers to parent	—	(139,187)
Net cash used in financing activities	(319)	(139,527)
Net decrease in cash and cash equivalents	(319,259)	—
Cash and cash equivalents at beginning of the period	397,611	—
Cash and cash equivalents at end the period	$78,352	$—

See accompanying notes.

FACET BIOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

For the purposes of preparing the financial statements of the Biotechnology Business for the three and six months ended June 30, 2008, which were derived from PDL’s historical consolidated financial statements, allocations of revenues, research and development (R&D) expenses, asset impairment charges, restructuring charges, gains on sales of assets and non-operating income and expenses to Facet Biotech were made on a specific identification basis. Facet Biotech’s operating expenses also included allocations related to information technology and facilities costs. Management believes that the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 include a reasonable allocation of costs incurred by PDL, which benefited Facet Biotech. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company.

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

Revenue Recognition

Collaboration Agreements

Under our collaborations with Biogen Idec Inc. (Biogen Idec) and Bristol-Myers Squibb Company (BMS), we share development costs related to the products covered by the collaboration. The purpose of the collaboration agreements is to create synergies while bringing a product candidate to market by sharing technologies, know-how and costs. Once a product is brought to market, we would share in commercialization costs as well as in profits related to the product, or generate a royalty based on net sales. Our collaboration agreements involve a combination of upfront fees, milestones and development costs for which we are not able to establish fair value of the undelivered elements. As such, we recognize these upfront fees, milestones and reimbursements of development costs as the services are performed. Each quarter, we and our collaborator reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable on our consolidated balance sheet. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional R&D expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in the collaboration is conducting the majority of the development activities.

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

Humanization Agreements

Under our humanization agreements, the licensee typically pays us an upfront fee to humanize an antibody. We recognize revenue related to these fees as the humanization work is performed or upon acceptance of the humanized antibody by the licensee if such acceptance clause exists in the agreement. Under our humanization agreements, we may also receive annual maintenance fees, payable at the election of the licensee to maintain the humanization and know-how licenses in effect. We have no performance obligations with respect to such fees, and therefore, we recognize these fees as revenues when they are due and when payment is reasonably assured.

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

Significant Customers and Revenues by Geographic Area

The following table summarizes revenues as a percentage of total revenues from our licensees and collaborators, which individually accounted for 10 percent or more of our revenues for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Licensees
Biogen Idec	20%	92%	20%	68%
BMS	65%	*	60%	*
EKR Therapeutics, Inc.	12%	*	15%	*
Abbott Laboratories	*	*	*	15%
Progenics Pharmaceuticals, Inc.	*	*	*	17%

*Less than 10 percent

Cash Equivalents, Restricted Cash, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents and marketable securities with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.  As of June 30, 2009 and December 31, 2008, we had a total of $6.4 million and $5.8 million of restricted cash, respectively, which primarily supported letters of credit serving as a security deposit for our Redwood City, California property leases.

Net Loss per Share

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

For the three and six months ended June 30, 2008, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are presented based on the 23.9 million shares that were issued in connection with the Spin-off on December 18, 2008. For the three and six months ended June 30, 2009, since we were in a net loss position, we excluded the effect of 2.1 million and 1.5 million, respectively,  of common equivalent shares in the diluted net loss per share calculations as their effect would have been anti-dilutive.

Income Taxes

Prior to July 2008, the operations of Facet Biotech were included in PDL’s consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. We do not expect to record any federal or state income tax expense during 2009 based upon our projected U.S. tax loss for 2009.  The income tax expense for the three and six months ended June 30, 2008 related solely to foreign taxes on income earned by our foreign operations.

Subsequent Events

During the quarter ended June 30, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  We have evaluated our subsequent events through August 4, 2009, when our financial statements were issued.

2. Stock-Based Compensation

Prior to January 2009, our employees had received stock-based compensation awards only under PDL’s equity compensation plans and, therefore, the amounts pertaining to the three and six months ended June 30, 2008 relate to stock-based compensation expense that was allocated to Facet Biotech’s operations related to PDL’s stock-based equity awards.  All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly-owned subsidiary of PDL as a result of the Spin-off. In January 2009, we began granting equity awards under our 2008 Equity Incentive Plan and, in March 2009, we commenced employee participation in our 2008 Employee Stock Purchase Plan.

Stock-based compensation expense recognized under SFAS No. 123, “Share-Based Payment (Revised 2004)” (SFAS No. 123(R)) for employees and directors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Research and development	$3,714	$1,388	$4,121	$3,026
General and administrative	1,446	403	1,915	2,224
Total stock-based compensation expense	$5,160	$1,791	$6,036	$5,250

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

	Three months ended June 30, 2009	Six months ended June 30, 2009
Stock Option Plans
Expected life, in years	3.6	4.6
Risk free interest rate	1.3%	1.7%
Volatility	89%	86%
Dividend yield	—	—

Employee Stock Purchase Plans
Expected life, in years	0.5	0.5
Risk free interest rate	0.5%	0.5%
Volatility	1.15%	1.15%
Dividend yield	—	—

Stock Option Activity

A summary of our stock option activity for the period is presented below:

(in thousands) Options	Number of Shares	Weighted-Average Exercise Price

Outstanding as of December 31, 2008	—	$—
Granted	1,166	$6.19
Exercised	(1)	$6.17
Forfeited	(11)	$6.17
Outstanding as of March 31, 2009	1,154	$6.19
Granted	732	$9.55
Exercised	(12)	$9.38
Forfeited	(11)	$6.19
Outstanding as of June 30, 2009	1,863	$7.48

Exercisable as of June 30, 2009	785	$9.12

In April 2009, we granted approximately 699,000 fully-vested, at-the-money stock options to our employees (Value Transfer Grants). Consistent with the intent of these grants as disclosed in prior filings with the SEC, the Value Transfer Grants were provided to our employees to compensate them for the estimated value of vested PDL stock options that were forfeited in connection with the Spin-off. The total fair value of the Value Transfer Grants was $4.0 million, as calculated using the Black-Scholes valuation model. As these stock options were fully vested as of the grant date, we recognized 100 percent of the fair value of the Value Transfer Grants as stock-based compensation expense in the second quarter of 2009.

Total unrecognized compensation expense related to unvested stock options outstanding as of June 30, 2009, excluding potential forfeitures, was $4.4 million, which we expect to recognize over a weighted-average period of 3.3 years.

Restricted Stock Award Activity

A summary of our restricted stock award activity for the period is presented below:

	Restricted Stock
(in thousands, except for per share amounts)	Number of shares	Weighted- average grant-date fair value
Unvested at December 31, 2008	—	$—
Awards granted	687	$6.18
Awards vested	(11)	$6.17
Awards forfeited	(20)	$6.17
Unvested at March 31, 2009	656	$6.18
Awards granted	10	$9.56
Awards vested	(9)	$6.17
Awards forfeited	(20)	$6.17
Unvested at June 30, 2009	637	$6.23

Total unrecognized compensation expense related to unvested restricted stock outstanding as of June 30, 2009, excluding potential forfeitures, was $3.2 million, which we expect to recognize over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The stock-based compensation expense recognized in connection with our ESPP for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively.  Prior to the Spin-off, employees of PDL’s Biotechnology Business were eligible to participate in PDL’s 1993 ESPP plan. The stock-based compensation expense allocated to the Biotechnology Business and recognized in connection with PDL’s ESPP for the three and six months ended June 30, 2008 was $0 million and $0.3 million, respectively.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Specifically, we include in other comprehensive loss the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. In addition, other comprehensive  income (loss) includes the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. The following table presents the calculation of our comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(40,849)	$(49,683)	$(70,021)	$(62,859)
Other comprehensive income:
Change in unrealized gains and losses on available-for-salesecurities, net of taxes	887	—	919	—
Change in postretirement benefit liability not yetrecognized in net periodic benefit expense	19	19	37	37
Total comprehensive loss	$(39,943)	$(49,664)	$(69,065)	$(62,822)

4. Sale of Manufacturing Assets

In March 2008, we sold our Minnesota manufacturing facility and related operations to an affiliate of Genmab A/S (Genmab), for total cash proceeds of $240.0 million. Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain lease obligations related to our former facilities in Plymouth, Minnesota (together, the Manufacturing Assets). We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240.0 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

5. Restructuring Charges

The following table summarizes the restructuring activity for the first and second quarters of 2009, as discussed below, as well as the remaining liability balance at June 30, 2009:

	Personnel	Lease
(In thousands)	Costs	Related	Total
Balance at December 31, 2008	$1,956	$—	$1,956
2008 Restructuring Plan	172	—	172
France Restructuring	373	135	508
2009 Restructuring Plan	3,525	—	3,525
Total Restructuring Charges	6,026	135	4,205
Total Payments	(3,399)	(135)	(3,534)
Balance at March 31, 2009	2,627	—	2,627

2008 Restructuring Plan	(147)	—	(147)
2009 Restructuring Plan	29	16,983	17,012
Total Restructuring Charges	(118)	16,983	16,865
Total Payments	(2,130)	(1,025)	(3,155)
Deferred rent credit	—	5,983	5,983
Balance at June 30, 2009	$379	$21,941	$22,320

2008 Company-wide Restructuring

In an effort to reduce our operating costs, in March 2008 we commenced a restructuring plan pursuant to which we immediately eliminated approximately 120 employment positions and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the 2008 Restructuring Plan). All impacted employees were notified in March 2008.

Employees terminated in connection with the restructuring efforts were eligible for a specified severance package. We recognized severance charges for Transition Employees over their respective estimated service periods. Under the 2008 restructuring plan, we recognized restructuring charges of $2.9 million during the three months ended June 30, 2008 and a credit to the charge of $0.1 million during the three months ended June 30, 2009, representing a change in estimate from prior periods. Such charges for the six months ended June 30, 2008 and 2009 were $8.5 million and $0 million, respectively.  These charges primarily consisted of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. We have substantially paid all of our obligations under the 2008 Restructuring Plan.

2008 French Office Restructuring

During the fourth quarter of 2008, we decided to close our offices in France, which at the time employed seven individuals. During the three and six months ended June 30, 2009 we recognized $0.0 million and $0.5 million, respectively in restructuring charges under this restructuring plan. We have paid substantially all obligations related to the closure of our French office by the end of the second quarter of 2009.

2009 Company-wide Restructuring

As a result of a strategic review process to enhance our focus and significantly reduce our operating expenses, we undertook a reduction in force in early 2009, pursuant to which we eliminated approximately 80 positions (the 2009 Restructuring Plan). As a result of the 2009 restructuring activities, we recognized charges related to severance benefits totaling $0 million and $3.5 million for the three and six months ended June 30, 2009, respectively. We expect to pay the balance of the severance benefits related to the 2009 Restructuring Plan by the end of the third quarter of 2009.

In connection with the 2009 Restructuring Plan, we vacated approximately 85%, or approximately 240,000 square feet, of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. We consolidated our operations into the Lab Building to both reduce our future operating expenses and expedite potential future subleases for the vacated space. In connection with vacating this space in the Administration Building, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009. The lease-related restructuring charges are comprised of a $23.0 million lease-related restruturcing liability, which is calculated as the present value of the estimated future facility costs for which we will obtain no future economic benefit over the term of our lease, net of estimated future sublease income, and a $6.0 million credit for an existing deferred rent liability associated with the vacated area of the Administration Building.

The estimates underlying the fair value of the lease-related restructuring liability of $23.0 million involve significant assumptions regarding the time required to contract with subtenants, the amount of space we may be able to sublease, the range of potential future sublease rates and the level of leasehold improvements expenditures that we may incur to sublease the property. We have evaluated a number of potential sublease scenarios with differing assumptions and have probability weighted these scenarios and calculated the present value of cash flows based on management’s judgment.  We will continue to monitor and update the liability balance when future events impact our cash flow estimates related to the vacated area of the Administration Building.

In addition, in connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building, which we currently occupy. If we sublease the Lab Building for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of building and tenant improvement assets associated with the Lab Building, which was approximately $80 million as of June 30, 2009. As such, we could potentially recognize a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease the Lab Building.

6. Asset Impairment Charges

Total asset impairment charges recognized during the three and six months ended June 30, 2009 were $0.8 million, related to equipment that we no longer intend to utilize in our ongoing operations, primarily resulting from the consolidation of our operations almost entirely into one of our two leased buildings in Redwood City, as discussed in Note 5.

We recognized asset impairment charges of $0.3 million and $3.8 million during the three and six months ended June 30, 2008,  respectively, which primarily represented the costs of certain research equipment that we expect to have no future useful life and certain information technology projects that we terminated and that have no future benefit to us, in each case, as a result of our restructuring activities.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2009	December 31, 2008
Consulting and services	$1,262	$644
Accrued clinical and pre-clinical trial costs	1,013	1,031
Other	3,235	175
Total	$5,510	$1,850

8. Cash Equivalents, Marketable Securities and Restricted Cash

At June 30, 2009, we had invested in money market funds, as well as short-term and long-term marketable debt securities. Our securities are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, which is based upon quoted market prices for these or similar instruments, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and discounts from the purchase date to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments. In addition, we do not require collateral for our investment activities. We did not have any cash equivalents or marketable securities as of December 31, 2008.

The following table summarizes, by type of security, the amortized cost and estimated fair value of our available-for-sale securities as of June 30, 2009:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Institutional money market funds
Maturity within 1 year	$33,318	$—	$—	$33,318
Maturity between 1- 3 years	—	—	—	—
Securities of U.S. Government sponsored entities
Maturity within 1 year	213,664	570	—	214,234
Maturity between 1- 3 years	60,797	256	—	61,053
U.S. corporate debt securities
Maturity within 1 year	27,981	6	—	27,987
Maturity between 1- 3 years	26,021	87	—	26,108
Total marketable debt securities	$361,781	$919	$—	$362,700

The following table presents the classification of the available-for-sale securities on our Consolidated Balance Sheets.

June 30,
(In thousands)	2009
Cash and cash equivalents	$76,309
Short-term marketable securities	199,873
Long-term marketable securities	86,518
Total	$362,700

As of June 30, 2009 and December 31, 2008 we had a total of $6.4 million and $5.8 million of restricted cash, respectively, held in certificate of deposits to support letters of credit serving as security deposits for our Redwood City, California building and other operating leases.

9. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•                  Level 1—quoted prices in active markets for identical assets and liabilities

•                  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•                  Level 3—unobservable inputs

Marketable Securities

At June 30, 2009, we determined the fair values of our available-for-sale securities using Level 1 and Level 2 inputs, as reflected in the table below:

(in thousands)	Level 1	Level 2	Level 3	Total
Institutional money market funds	$33,318	$—	$—	$33,318
Securities of U.S. Government sponsored entities within one year	—	275,290	—	275,290
Corporate securities (1)	—	54,092	—	54,092

Total financial assets measured on a recurring basis	$33,318	$329,382	$—	$362,700

(1) All corporate securities held at June 30, 2009, were secured by the U.S. Government under the terms of the Treasury Loan Guarantee Program.

We have excluded from the table above $2.0 million of cash, which is included in the cash and cash equivalents caption in the Consolidated Balance Sheet as of June 30, 2009. As of December 31, 2008, all of our excess capital was held in cash accounts and was reflected as cash and cash equivalents in the Consolidated Balance Sheet.

Lease Financing Liability

In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. The underlying lease term for these buildings is 15 years. Significant leasehold improvements were performed for one of the buildings (the Lab Building), which had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required under EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” to reflect the lease of the Lab Building in our financial statements as if we had purchased the building by recording the fair value of the building and a corresponding long-term financing liability.  The carrying amount of this lease financing liability as of June 30, 2009 was $25.8 million, which approximated its fair value at that date.

10. Contingencies

As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy in place that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions are immaterial and, accordingly, we have not recorded the fair value liability associated with these agreements as of June 30, 2009 or as of December 31, 2008.

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

In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of June 30, 2009.

11. Release of Escrow Funds

In the second quarter of 2009, we received $1.0 million from an escrow account that was initially set up by PDL and EKR Therapeutics, Inc. (EKR) under the terms of EKR’s purchase of PDL’s former cardiovascular assets in March 2008.  In connection with EKR’s purchase of the cardiovascular assets, $6.0 million of the purchase price was placed in an escrow account for a period of one year to cover certain product-return and sales-rebate related costs. Through the term of the escrow agreement, EKR had submitted claims totaling approximately $5 million against the escrow account, which funds were released to EKR by the escrow agent. The rights and obligations under this escrow agreement were transferred to us upon the Spin-off and, in April 2009, the remaining escrow funds of $1.0 million were transferred to us. We recognized such amount in interest and other income, net in the second quarter of 2009.

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

OVERVIEW

The information included in this management’s discussion and analysis of financial conditions should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) and our unaudited Consolidated Financial Statements for the three and six months ended June 30, 2009, as well as other disclosures, including the disclosures under “Risk Factors,” that have been included in this Quarterly Report on Form 10-Q.

Facet Biotech Corporation (we, us, our, the Company) is a biotechnology company that takes a disciplined, biology-driven approach to identify and develop oncology therapeutics. We have core competencies in tumor biology and antibody engineering, as evidenced by our pipeline of four clinical-stage candidates, all of which are products of our research efforts, as well as our proprietary protein engineering technology platform. Our business strategy primarily consists of the following: (1) focusing our efforts in oncology, (2) advancing our existing pipeline, (3) expanding our pipeline, (4) refining our protein engineering platform technologies and (5) maintaining operating and financial discipline.

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

We have prepared the condensed consolidated financial statements for the three and six months ended June 30, 2008 using PDL’s historical cost basis of the various activities that comprised the Biotechnology Business as a component of PDL, and such financial statements reflect the results of operations and cash flows of the Biotechnology Business as a component of PDL. The statements of operations for the three and six months ended June 30, 2008 include expense allocations for general corporate overhead functions historically shared with PDL, including finance, legal, human resources, investor relations and other administrative functions, which include the costs of salaries, benefits, stock-based compensation and other related costs, as well as consulting and other professional services. Where appropriate, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Biotechnology Business by PDL were allocated to Facet Biotech based on the relative percentages, as compared to PDL’s other businesses, of headcount or another appropriate methodology depending on the nature of each item of cost to be allocated.

Research and Development Programs

We currently have several investigational compounds in various stages of development for the treatment of cancer and immunologic diseases, three of which we are developing with our collaboration partners; two with Biogen Idec Inc. and one with Bristol-Myers Squibb Company (BMS). The table below lists the antibodies for which we are pursuing development activities either on our own or in collaboration with other companies. These product candidates are at early stages of development, and none of our product candidates have been approved by the United States Food and Drug Administration (FDA) or commercialized in the indication in which our trials are focused. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” of this Quarterly Report. For additional details on each product in the table below, please refer to Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as the Recent Developments section of this report below.

Product Candidate	Indication/Description	Program Status	Collaborator
Daclizumab	Multiple sclerosis	Phase 2	Biogen Idec
Volociximab (M200)	Solid tumors	Phase 1/2	Biogen Idec
Elotuzumab (HuLuc63)	Multiple myeloma	Phase 1	BMS
PDL192	Solid tumors	Phase 1	—
PDL241	Immunologic diseases	Preclinical		*
Other preclinical research candidates	Oncology	Candidates under evaluation	—

*                                         BMS has an option to expand our collaboration to include the PDL241 antibody upon completion of certain pre-agreed preclinical studies, which we expect to complete in the second half of 2009.

Recent Developments

The following represents the significant events or developments that have occurred in the six months ended June 30, 2009 and up to the date of the filing of this quarterly report:

•                  In January 2009, we undertook a restructuring effort pursuant to which we eliminated approximately 80 positions, and our workforce is now comprised of approximately 200 employment positions. We recognized costs related to severance and post-termination benefits totaling $3.5 million in the six months ended June 30, 2009.

•                  In the first quarter for 2009, we and Biogen Idec announced that the FDA and European regulatory agencies agreed to consider an expanded SELECT study as one pivotal trial, thus requiring us to conduct only one additional registration-enabling study. As a result, we are in the process of amending the SELECT trial to increase the sample size from 300 to 600 patients and change the primary endpoint to annualized relapse rate.

•                  During the second quarter of 2009, we consolidated nearly all of our operations into one of our two leased buildings in Redwood City, resulting in our ceasing use of the significant majority of one of our leased buildings.  As a result, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009 in connection with these consolidation efforts.

•      In August 2009, we announced our decision, along with Biogen Idec, to continue planning for the phase 3 trial of daclizumab high-yield process (DAC HYP) in multiple sclerosis (MS).  We expect to initiate the trial during the first half of 2010, and we plan to submit a Special Protocol Assessment to the FDA prior to the initiation of this study.  We continue to enroll patients in the SELECT phase 2b monotherapy study of DAC HYP in MS as we plan for the phase 3 study. The independent Safety Monitoring Committee for the SELECT study conducted a planned interim futility analysis of a subset of the data and, based on that analysis, recommended the continuation of the SELECT trial, which remains a blinded study.

Summary Financial Results for the Second Quarter of 2009 and Outlook

In the second quarter of 2009, our total revenues were $10.6 million, an increase from $2.0 million in the comparable period in 2008. Our total costs and expenses in the second quarter of 2009 were $52.9 million, representing an increase from the $51.2 million in total costs and expenses reported in the comparable 2008 period. The increase in total costs and expenses in the second quarter of 2009 was due primarily to restructuring charges of $16.9 million and asset impairment charges of $0.8 million recognized in the second quarter of 2009, compared to restructuring and  asset impairment charges of $2.9 million and $0.3 million, respectively, during the second quarter of 2008.  In addition, in the second quarter of 2009, total costs and expenses included $4.0 million in stock-based compensation charges associated with our granting of approximately 699,000 fully-vested stock options to our employees in April 2009 (see discussion of the Value Transfer Grants in Note 2 to the Condensed Consolidated Financial Statements).

Our net loss for the second quarter of 2009 was $40.8 million, compared to $49.7 million in the prior-year comparable period. In the first half of 2009, net cash used in operating activities was $34.2 million, a decrease from $104.5 million used in operating activities in the comparable period in 2008. At June 30, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $371.1 million, compared to $403.4 million at December 31, 2008.

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

Since we have substantially completed the personnel-related restructuring activities contemplated under our previously announced plans, going forward, with the exception of changes in estimates that we expect to incur with respect to the lease-related restructuring liability that we recorded during the second quarter of 2009, we expect our total costs and expenses to be significantly lower than in the 2008 periods and increases or decreases thereof to correlate generally with the number of products we have under development and the phases of such development programs. Future costs and expenses also will depend on whether we acquire the rights to additional products through in-licensing agreements or other means or enter into new collaboration agreements and will vary from period to period depending on which party in our existing collaboration, and any potential new collaboration, is incurring the majority of development costs in any period.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended June 30, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following addition:

Restructuring

In connection with our 2009 restructuring activities, we vacated and ceased use of approximately 85% of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. In connection with vacating this space within the Administration Building, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009.  The total estimated obligations under the lease for the Administration Building, as of June 30, 2009, are summarized below:

	Payments Due by Period
	Less Than			More than
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total
Lease payments(1)	$3,226	$6,453	$10,846	$59,854	$80,379
Other lease related obligations(2)	3,679	7,540	7,797	31,789	50,805

(1)  Lease payments represent actual and estimated contractual rental payments under our lease for the Administration Building. These lease obligations reflect our estimates of future lease payments, which are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.

(2)  Other lease-related obligations reflect estimated amounts that we are contractually required to pay over the term of the Administration Building lease, including insurance, property taxes and common area maintenance fees. Such amounts are estimated based on historical costs that we have incurred since the inception of the lease.

The lease-related restructuring charges of $17.0 million are comprised of (i) a $23.0 million Lease Restructuring Liability, which represents the present value of the estimated future facility costs for which we will obtain no future economic benefit offset by estimated future sublease income, and (ii) a $6.0 million credit for an existing deferred rent liability associated with the vacated area of the Administration Building.  The Lease Restructuring Liability incorporates our estimated contractual lease costs related to the vacated space of the building over the term of our lease as well as the estimated costs to sublease the vacant portions of the building (broker commissions, tenant improvements, etc.).

We derived our estimates for the $23.0 million Lease Restructuring Liability, which involved significant assumptions regarding the time required to contract with subtenants, the amount of idle space we are able to sublease and potential future sublease rates, based on discussions with our brokers and negotiations currently in process with potential subtenants. The present value factor, which also affects the level of accretion expense that we will recognize as additional restructuring charges over the term of the lease, is based on our estimate of Facet Biotech’s current credit-risk adjusted borrowing rate.

We have established a number of potential scenarios with differing assumptions and have calculated the present value of and applied probability weighting to each scenario based on management’s judgment.  Changes in the assumptions underlying these scenarios, as well as the relative likelihood applied to each scenario, could have a material impact on our restructuring charge and Lease Restructuring Liability.  For example, using a set of assumptions of contracting the entire property with a single subtenant within one year for 100% of our lease costs would result in a favorable adjustment of approximately $5.2 million to our Lease Restructuring Liability.  However, a scenario in which we would contract with several subtenants over a period of five years at lease rates approximating 75% of our costs, and assuming an average vacancy rate of 40% over the remaining term of our lease, would result in an unfavorable adjustment of $13.6 million to our Lease Restructuring Liability.

We are required to update our estimate of the Lease Restructuring Liability in future periods as conditions warrant, and we expect to revise our estimate over the next several quarters as we continue our discussions with potential subtenants.

In addition, in connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building (which we currently occupy). If we sublease the Lab Building for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of the building and tenant improvement assets associated with the Lab Building, which was approximately $80 million as of June 30, 2009. As such, we could potentially recognize a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease the Lab Building.

RESULTS OF OPERATIONS

Revenues

Revenues consist of (1) license and milestone revenues from collaborations, (2) reimbursement of research and development (R&D) expenses under collaborations and (3) other revenues. Other revenues include license, maintenance and milestone revenues from the out-licensing of our technologies, humanization revenues and royalties.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
License and milestone revenues from collaborations	$3,052	$1,825	67%	$6,098	$3,650	67%
Reimbursement of R&D expenses from collaborations	5,845	—	* %	10,036	857	1,071%
Other	1,654	150	1,003%	4,016	2,150	87%
Total revenues	$10,551	$1,975	434%	$20,150	$6,657	203%

Total revenues increased by $8.6 million during the quarter ended June 30, 2009 from the comparable 2008 period due primarily to $1.0 million of license revenues and $5.8 million of reimbursement of research and development (R&D) expenses recognized under our collaboration with BMS, which was executed in the third quarter of 2008.  In addition, we recognized $1.2 million of royalties received under our agreement with EKR in the second quarter of 2009.

The increase of $13.5 million in total revenues during the six months ended June 30, 2009 from the comparable period in 2008 was driven primarily by $12.0 million in license and R&D reimbursement revenues recognized in connection with our collaboration with BMS and the recognition of $2.9 million of royalties received under our agreement with EKR.  This increase in revenues was partially offset by a $0.4 million reduction in revenues recognized under our collaboration with Biogen Idec and $2.0 million in milestone payments that we received in the first half of 2008 from certain of our licensees as compared to $0.5 million in milestone payments for the 2009 period, which were reflected as other revenue.

With respect to the reimbursement of development costs, each quarter, we and our collaborators reconcile the development costs each party has incurred, and we record either a net receivable or a net payable in our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional research and development expenses by such amount. Therefore, our revenues and research and development expenses may fluctuate depending on which party in our collaborations is incurring the majority of the development costs in any particular quarterly period.

Costs and Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Research and development	$27,139	$37,045	(27)%	$51,204	$82,282	(38)%
General and administrative	8,079	10,985	(26)%	18,338	23,750	(23)%
Restructuring	16,865	2,904	481%	21,070	8,451	149%
Asset impairment charges	843	263	221%	843	3,784	(78)%
Gain on sale of asset	—	—	* %	—	(49,671)	* %
Total costs and expenses	$52,926	$51,197	3%	$91,455	$68,596	33%

*  Not presented as calculation is not meaningful.

Research and Development Expenses

Our R&D activities include (1) research, (2) process sciences, manufacturing and quality, and (3) preclinical sciences and clinical development. Our research activities include progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, utilizing translational research to better inform the clinical investigation of our therapeutics and refining our protein engineering technology platform. Our process sciences, manufacturing and quality activities include process, pharmaceutical and analytical development as well as supply chain and quality functions. Preclinical sciences and clinical development are comprised of preclinical development, toxicology, pharmacokinetics, bioanalytics and clinical development, which includes regulatory, safety, medical writing, biometry, clinical operations and program management.  Our total R&D expenses for the three and six months ended June 30, 2009, grouped by functional area within our R&D organization, were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2009
Research	$6,562	$11,567
Process sciences, manufacturing and quality	10,144	17,249
Preclinical sciences and clinical development	10,433	22,388

Total R&D expenses	$27,139	$51,204

We track our costs and expenses on a functional area basis and, as a result, we do not have detailed or complete cost breakdowns for our development programs.  However, commencing in 2009, our financial systems allow us to develop estimates of the direct costs associated with each of our active clinical and preclinical programs (Direct Program Costs), which include out-of-pocket expenses as well as estimated employee-related costs.  Out-of-pocket costs include costs of conducting our clinical trials, such as fees to clinical research organizations (CROs) and clinical investigators, and monitoring, data management, drug supply and manufacturing expenses, costs of conducting preclinical studies and technology licensing fees.  The employee-related costs were estimated by applying an average per-employee cost for our research and development organization to the number of direct employees dedicated to the programs during the three and six months ended June 30, 2009.  Our Direct Program Costs do not include: (1) allocations of research and development management or overhead costs, (2) allocations of facilities and information technology (IT) expenses, (3) depreciation expenses, (4) amortization of intangible assets, or (5) stock-based compensation.

The following table reflects our estimated Direct Program Costs for each of our active clinical and preclinical development programs, as well as Other Direct R&D Costs and Costs Allocated to R&D, as described in the footnotes below, for the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009		June 30, 2009
Estimated Direct Program Costs:
Daclizumab (1)	$3,424		$6,244
Elotuzumab (2)	7,122		11,711
Volociximab (3)	1,146		2,311
PDL 241	1,074		2,543
PDL 192	1,326		2,447

Other R&D Programs (4)	1,449	% of Total R&D Expenses	3,267	% of Total R&D Expenses
Total estimated direct program costs	$15,541	57%	$28,523	56%

Other Direct R&D Costs (5)	2,156	8%	5,838	11%
Costs Allocated to R&D:
Depreciation and amortization	957	4%	2,075	4%
Corporate overhead (6)	4,771	18%	10,647	21%
Stock compensation	3,714	14%	4,121	8%

Total R&D expenses	$27,139		$51,204

(1)

Daclizumab costs include $2.2 million and $4.0 million in expense reimbursements payable to Biogen Idec under our collaboration agreement for the three and six months ended June 30, 2009, respectively.

(2)

Elotuzumab costs include $5.8 million and $10.0 million of development expenses that are reimbursable to us by BMS under our collaboration agreement the three and six months ended June 30, 2009, respectively. The amounts that are reimbursable by BMS are reflected within collaboration revenues in the condensed consolidated financial statements for the three and six months ended June 30, 2009.

(3)

Volociximab costs include $0.3 million and $0.4 million in expense reimbursements payable to Biogen Idec under our collaboration agreement for the three and six months ended June 30, 2009, respectively.

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

R&D expenses decreased by $31.1 million from the first half of 2008 to the first half of 2009 and by $9.9 million from the second quarter of 2008 to the second quarter of 2009. The decrease in both periods was due primarily to lower employee-related and overhead expenses in 2009 resulting from the impact of both the sale of the Manufacturing Assets during the first quarter of 2008 and our restructuring activities, as well as a decrease in volociximab development costs.  These decreases were partially offset by increases in development costs for elotuzumab and daclizumab due to the progress of these programs.

General and Administrative Expenses

General and administrative expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative functions, including finance, information technology, facilities, legal, human resources, business development and marketing, and an allocation of facility and overhead costs. The $2.9 million and $5.4 million decreases for the three and six months and June 30, 2009, respectively, from the comparable 2008 periods were driven by lower legal and other expenses associated with the broader strategic initiatives that were underway during the first half of 2008 as well as lower employee-related expenses in 2009 resulting from the 2008 and 2009 restructuring plans and other cost reduction activities.

Restructuring Charges

The increases in restructuring charges for the three and six months ended June 30, 2009 of $14.0 million and $12.6 million, respectively, in comparison to 2008 were primarily related to the $17.0 million in lease-related restructuring charges recognized in connection with the abandonment of the significant majority of our Administration Building during the second quarter of 2009. In addition, in the first quarter of 2009 we recognized restructuring charges of $0.5 million relating to the closure of our offices in Paris, France.  Such increases were partially offset by  reduced personnel-related restructuring charges in 2009 as compared to 2008 due to the lower number of employees terminated under the 2009 plan in comparison to the 2008 plan.  See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Asset Impairment Charges

Total asset impairment charges recognized during the three and six months ended June 30, 2009 were $0.8 million and related to equipment that we no longer intend to utilize in our ongoing operations, resulting from our restructuring activities, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

We recognized asset impairment charges of $0.3 million and $3.8 million during the three and six months ended June 30, 2008, respectively, which primarily represented the costs of certain research equipment that we expect to have no future useful life and certain information technology projects that we terminated that have no future benefit to us, in each case, as a result of our restructuring activities.

Gain on Sale of Assets

In March 2008, we sold our Manufacturing Assets to an affiliate of Genmab A/S (Genmab) for total cash proceeds of $240.0 million. We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008.

Interest and Other Income and Interest Expense

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2009	2008	% Change		2009	2008	% Change
Interest and other income, net	$1,945	$2	*	%	$2,125	$5	*	%
Interest expense	$(419)	$(432)	(3)%		$(841)	$(866)	(3)%

* Not presented as calculation is not meaningful.

Interest and other income, net includes interest earned on our cash and available-for-sale securities accounts during the periods as well as any other non-operating income that we earn. The increase in interest and other income, net during the three and six months ended June 30, 2009 from the comparable periods in 2008 was primarily due to $1.0 million that we received upon closure of an escrow account established as part of the purchase agreement under which EKR acquired PDL’s former cardiovascular assets in March 2008. In connection with EKR’s purchase of the cardiovascular assets, $6.0 million of the purchase price was placed in an escrow account for a period of one year to cover certain product-return and sales-rebate related costs. Through March 2009, EKR had submitted claims totaling approximately $5 million against the escrow account, which funds were released to EKR by the escrow agent. The rights and obligations under this escrow agreement were transferred to us upon the Spin-off and, in April 2009, the remaining escrow funds of $1.0 million were transferred to us. In addition, interest income increased from 2008 due to our investment during the three and six months ended June 30, 2009 of the $405 million cash distribution to us from PDL in December 2008 in connection with the Spin-off.

Interest expense consists primarily of a portion of our lease payments on one of our two leased buildings in Redwood City, California. For accounting purposes, we are considered to be the owner of the leased property and we have recorded the fair value of the building and a corresponding long-term financing liability on our Consolidated Balance Sheets.

Income Taxes

Prior to July 2008, the operations of Facet Biotech were included in PDL’s consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. We do not expect to recognize any federal or state income tax expense during 2009 based upon our projected U.S. tax loss for 2009.  The income tax expense for the first half of 2008 related solely to foreign taxes on income earned by our foreign operations.  We have dissolved our foreign operations and, therefore, we expect our foreign tax expense will be $0 for 2009.

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

Net cash used in operating activities for the six months ended June 30, 2009 was $34.2 million, compared to $104.5 million in the corresponding period in 2008. The decrease in net cash used in operating activities during the first six months of 2009 was primarily attributable to lower employee-related and overhead expenses resulting from the sale of our Manufacturing Assets during the first quarter of 2008, our restructuring efforts and changes in our working capital balances during the period.

Net cash used in investing activities was $284.7 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $244.1 million in the comparable 2008 period. The net cash used in investing activities in the six months ended June 30, 2009 was primarily related to the purchase of marketable securities.  The net cash provided by investing activities in the comparable period of 2008 was attributable primarily to net proceeds of $236.6 million received in connection with the sale of the Manufacturing Assets and the release of $10.0 million of restricted cash relating to our Redwood City, California, facility.

Net cash used in financing activities for the six months ended June 30, 2009 was $0.3 million, compared to $139.5 million in the comparable period in 2008. In 2009, cash used in financing activities related to payments on our long-term financing liability, which was partially offset by proceeds from the issuance of our common stock in connection with employee stock option exercises.  Net cash used in financing activities in 2008 was primarily due to net funding to our parent company and payments on our long-term financing liability.

Our future capital requirements will depend on numerous factors, including, among others, progress of product candidates in clinical trials; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; investment in existing and new R&D programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; our ability to sublease our excess capacity; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and obtain regulatory approval for our potential products, we will need to raise substantial additional funds through equity or debt financings, collaborative or out-licensing arrangements or other means. We cannot provide assurance that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to our stockholders.

As of June 30, 2009, our contractual commitments had not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of the scheduled payments made under our Redwood City facilities leases during the first half of 2009. Our material contractual obligations under lease, debt, construction, contract manufacturing and other agreements as of December 31, 2008, were as follows:

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

(1)

Lease payments represent actual and estimated contractual rental payments under our property leases in Redwood City, California and Paris, France. Included in these contractual obligations are amounts related to the Lab Building in Redwood City, for which we have a liability on our consolidated financial statement of $26.2 million as of December 31, 2008. These lease obligations reflect our estimates of future lease payments, which are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.

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

In addition to the amounts disclosed in the table above, we had committed to make payments for certain retention related benefits totaling approximately $5.1 million as of December 31, 2008. Further, we had committed to make potential future “milestone” payments to third parties as part of in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of December 31, 2008. We estimate that such milestones that could be due and payable over the next year approximate $0.9 million and milestones that could be due and payable over the next three years approximate $4.3 million.  Such other commitments have not materially changed from December 31, 2008 to June 30, 2009.

In addition to the contractual obligation discussed above, under the terms of the Separation and Distribution Agreement, we agreed to indemnify PDL with respect to indebtedness, liabilities and obligations, other than PDL’s convertible notes, that PDL will retain that do not relate to PDL’s Royalty Business. In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of June 30, 2009.

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

We have determined that for the foreseeable future, we should expand our product development pipeline primarily through the in-licensing or other acquisition of additional pre-clinical and clinical oncology programs. Therefore, our future success will depend in substantial part upon identifying and in-licensing or otherwise acquiring such therapeutic products from third parties. While we are actively seeking clinical programs that fit within our strategic objectives, the competition for the acquisition of attractive oncology programs is intense, and we cannot assure you that we will be able to in-license or otherwise acquire clinical programs in the future on acceptable terms, if at all. In addition, we may acquire clinical programs for indications in which we have limited expertise and, as a result, we may need to attract and retain additional personnel or expand existing functions to manage the development of these programs. There can be no assurance that we will not meet challenges in integrating potential new programs or personnel to manage those programs, and any such programs could be delayed or fail as a result.

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

Larger or later stage clinical trials may not produce the same results as earlier trials. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in clinical trials, including advanced clinical trials, even after promising results had been obtained in earlier trials. For example, in August 2007, PDL announced that it would terminate the phase 3 program of its visilizumab antibody in intravenous steroid-refractory ulcerative colitis because data from treated patients showed insufficient efficacy and an inferior safety profile in the visilizumab arm compared to IV steroids alone.

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

If daclizumab were to be approved for the treatment of relapsing multiple sclerosis, it would face competition from currently approved and marketed products, including interferon-beta agents, such as Biogen Idec’s Avonex®, Bayer HealthCare Pharmaceuticals’ Betaseron® and EMD Serono Inc.’s Rebif®, a non-interferon immune modifier, Teva Pharmaceutical Industries Ltd.’s Copaxone®, and a monoclonal antibody, Biogen Idec and Elan Pharmaceuticals, Inc.’s Tysabri®. Further competition could arise from drugs currently in development, including Merck Serono S.A.’s Movectro (oral cladribine), Novartis Pharmaceutical Corporation’s (Novartis) fingolimod and other monoclonal antibodies in development, such as Genzyme Corporation’s Campath®, Genmab A/S’s ofatumumab, and Genentech, Inc. (Genentech) and Roche’s ocrelizumab.

If elotuzumab were to be approved for the treatment of multiple myeloma, it could face competition from currently approved and marketed products, including Celgene Corporation’s Revlimid® and Thalomid® and Millennium Pharmaceuticals, Inc.’s Velcade®. Further competition could arise from drugs currently in development, including Centocor, Inc.’s CNTO-328, Novartis’ Panobinostat, Merck & Co., Inc.’s Vorinostat, Genentech and Seattle Genetics, Inc.’s dacetuzumab, Novartis and Xoma Ltd.’s lucatumumab, and Pfizer Inc.’s (Pfizer) CP-751871.

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

In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of June 30, 2009.

We are not aware of any other potential material indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future.

We must attract and retain highly skilled employees in order to succeed.

To be successful, we must attract and retain qualified clinical, scientific and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. In connection with PDL’s strategic review and asset sale processes, PDL eliminated a significant number of employment positions. In October 2007, we effected a workforce reduction related to our former manufacturing operations, which included the termination of 103 employees, and, in March 2008, we eliminated 166 employment positions resulting from the sale of the Manufacturing Assets. Also in March 2008, we commenced a restructuring effort pursuant to which we would terminate approximately 250 employment positions and, in January 2009, we announced a further reduction in force pursuant to which we eliminated approximately 80 positions. These restructuring efforts are substantially complete and our workforce consists of approximately 200 employment positions. The uncertainty caused by these strategic reviews and asset sale processes, restructuring and related reductions-in-force that we have undertaken created anxiety among our employees. We believe that this caused attrition to increase because of employees’ uncertainty regarding the continuation of employment. We have put in place severance, retention and compensation programs in an effort to mitigate the number of voluntary terminations, however, these programs may not provide effective incentive to employees to stay with us. The uncertainly may also make the recruitment of key personnel more difficult, which could adversely affect our operations, particularly if we lose and need to replace key executives. The Spin-off represents a further change and our employees may have concerns about our prospects as a stand-alone company, including our ability to successfully operate the new entity and our ability maintain our independence. If we are not successful in assuring our employees of our prospects as an independent company, our employees may seek other employment, which could materially adversely affect our business. We are particularly dependent on our executive officers, and we generally do not have employment agreements with specified terms with our executives. We are currently engaged in a search for a new Chief Medical Officer. The failure to timely recruit a new Chief Medical Officer could adversely impact the effectiveness of our research and development efforts. Also, we rely on our research, development and product operations staff, all of whom are valuable but the loss of any one of whom would not have a material adverse effect on the Company.

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

Our historical financial information included in this Quarterly Report for the six months ended June 30, 2008 does not necessarily reflect what our results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future results of operations or future cash flows. This is primarily a result of the following factors:

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

•                  during 2007, 2008 and 2009, we substantially reduced the number of employees of the Biotechnology Business; and

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

Your percentage ownership in Facet Biotech may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees as well as other equity instruments that may be issues in the future such as debt and equity financing. Under the Facet Biotech 2008 Equity Incentive Plan (the 2008 Equity Incentive Plan), which provides for the grant of equity- based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our directors, officers and other employees, advisors and consultants, we have reserved a total of 3.5 million shares of our common stock for issuance. As of June 30, 2009, 2.6 million shares were subject to issuance under outstanding stock option and restricted stock awards, and we expect to continue to grant additional equity-based awards to our employees and directors in the future.

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

The fair value of our cash equivalents and marketable securities at June 30, 2009 was $362.7 million. These investments include $76.3 million of cash equivalents which are due in less than three months, $199.8 million of short-term investments which are due within one year and $86.5 million of long-term investments which are due between one year and two years from June 30, 2009. Our investment strategy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest the majority of our marketable securities portfolio in short-term securities with at least an investment grade rating of A to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the Treasury Loan Guarantee Program, we have concluded that there is no material market risk exposure.

If market interest rates were to have increased by one percent as of June 30, 2009, the fair value of our portfolio would have declined by approximately $1.9 million.  The modeling technique used measures changes in the fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.  As of June 30, 2009, a portion of our portfolio was invested in a Government money market fund.  Government support of the housing Government Sponsored Enterprises (GSEs) has created explicit credit and liquidity support thereby reducing the risks of holding such securities, relative to Treasuries.  The ongoing conservatorship of the housing GSEs is not expected to have an adverse effect on Government money market funds.  Credit and liquidity risks in the current market could also adversely affect the value of our investments in prime money market funds.  If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value).   Many of the current issues affecting prime money market funds involve investments in commercial paper issued by Structured Investment Vehicles, or SIVs. Rating agencies have downgraded certain commercial paper issues and issuers, which has caused some funds to hold investments that no longer are in the top tier and become ineligible securities and need to be sold.  These securities held by the money market fund may be sold below its amortized cost resulting in losses and funds breaking the buck if the fund sponsor does not step in and buy above the current market value. Because of the recent difficulty encountered by certain funds, those funds have restricted withdrawals in some cases.  Our money market funds maintained a positive yield, a USD 1.00 net asset value and were not subject to deposit or withdrawal restrictions as of June 30, 2009.  However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

In addition, we have a lease financing liability, which was $25.8 million at June 30, 2009, related to the Lab Building. Lease payments related to this financing liability, including amounts representing interest and ground rental expense, are reflected in the table below. Payments under the Lab Building lease agreement are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.

(In thousands)	2009*	2010	2011	2012	2013	Thereafter	Total
Lease Financing Liability
Lease payments, including amounts representing interest and ground rental expense	$1,747	$3,616	$3,743	$3,874	$4,009	$33,199	$50,188

* The 2009 amount represents payments for the six-month period between July 1, 2009 and December 31, 2009.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on May 26, 2009 at our principal executive offices located at 1400 Seaport Boulevard, Redwood City, California, 94063. Of the 24,563,237 shares of common stock outstanding as of April 1, 2009, the record date for the meeting, 21,158,108 shares were present at the meeting or represented by proxy, representing approximately 86% of the total shares outstanding on the record date.

At the meeting, our stockholders voted on the election of five directors to hold office until the 2010 annual meeting of stockholders. The tabulation of the votes for the election of these directors is set forth below:

Nominee	For	Withheld
Brad Goodwin	18,330,108	2,828,000
Faheem Hasnain	18,372,799	2,785,309
Gary Lyons	18,363,845	2,794,263
David R. Parkinson, M.D.	18,381,864	2,776,244
Kurt von Emster	18,466,020	2,692,088

At the meeting, the stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The tabulation of the votes for this proposal is set forth below:

For	Against	Abstained
18,630,575	2,380,318	147,215

ITEM 6.                              EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1

Certification by the Chief Executive Officer and the Chief Financial Officer of Facet Biotech Corporation, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2009

FACET BIOTECH CORPORATION
(Registrant)

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb C. Cross
Herb C. Cross
Corporate Controller
(Principal Accounting Officer)