Form 10-Q
period 2009-09-30
FACET BIOTECH CORP
filed 2009-11-03
CIK 1441848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19756

Facet Biotech Corporation

(Exact name of registrant as specified in its charter)

Delaware	26-3070657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of October 27, 2009, there were 25,067,740 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Collaboration	$8,837	$4,031	$24,971	$8,538
Other	2,011	925	6,027	3,075
Total revenues	10,848	4,956	30,998	11,613

Costs and expenses:
Research and development	45,084	41,173	96,288	123,455
General and administrative	9,525	11,328	27,863	35,078
Restructuring charges	(1,652)	990	19,418	9,441
Asset impairment charges	185	—	1,028	3,784
Gain on sale of assets	—	—	—	(49,671)
Total costs and expenses	53,142	53,491	144,597	122,087
Loss from operations	(42,294)	(48,535)	(113,599)	(110,474)
Interest and other income, net	678	8	2,803	13
Interest expense	(415)	(427)	(1,256)	(1,293)
Loss before income taxes	(42,031)	(48,954)	(112,052)	(111,754)
Income tax expense (benefit)	(1,116)	17	(1,116)	76

Net loss	$(40,915)	$(48,971)	$(110,936)	$(111,830)

Net loss per basic and diluted share	$(1.70)	$(2.05)	$(4.63)	$(4.68)

Shares used to compute net loss per basic and diluted share	23,999	23,901	23,940	23,901

See accompanying notes.

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$58,950	$397,611
Marketable securities	266,547	—
Prepaid and other current assets	10,810	19,382
Total current assets	336,307	416,993
Long-term restricted cash	6,387	5,807
Property and equipment, net	95,426	105,671
Intangible assets, net	6,174	7,409
Other assets	6,843	2,141
Total assets	$451,137	$538,021

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,215	$337
Accrued compensation	6,602	3,498
Restructuring accrual, current portion	7,491	1,956
Other accrued liabilities	8,758	1,850
Deferred revenue, current portion	10,881	13,234
Lease financing liability, current portion	999	862
Total current liabilities	36,946	21,737
Deferred revenue, long-term portion	37,570	44,901
Restructuring accrual, long-term portion	10,667	—
Lease financing liability, long-term portion	24,538	25,316
Other long-term liabilities	5,403	10,434
Total liabilities	115,124	102,388
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares were outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, par value $0.01 per share, 140,000 shares authorized; 24,219 and 23,901 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	242	239
Additional paid-in capital	464,215	455,380
Accumulated deficit	(130,433)	(19,497)
Accumulated other comprehensive income (loss), net of taxes	1,989	(489)
Total stockholders’ equity	336,013	435,633
Total liabilities and stockholders’ equity	$451,137	$538,021

See accompanying notes.

FACET BIOTECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(110,936)	$(111,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	1,028	3,784
Depreciation	9,528	14,805
Amortization of intangible assets	1,235	1,235
Stock-based compensation expense	7,203	6,617
Expense allocation from parent	—	1,512
Gain on sale of assets	—	(49,671)
Loss (gain) on disposal of equipment	(8)	208
Changes in assets and liabilities:
Other current assets	6,808	(10,360)
Other assets	(4,702)	502
Accounts payable	1,878	602
Restructuring accrual	16,202	783
Accrued liabilities	8,661	(7,122)
Other long-term liabilities	(4,975)	2,228
Deferred revenue	(9,684)	25,915
Total adjustments	33,174	(8,962)
Net cash used in operating activities	(77,762)	(120,792)
Cash flows from investing activities:
Purchases of marketable securities	(296,062)	—
Maturities of marketable securities	34,825	—
Proceeds from the sale of property and equipment	211	236,560
Purchase of property and equipment	(551)	(2,857)
Transfer from (to) restricted cash	(580)	25,005
Net cash provided by (used in) investing activities	(262,157)	258,708
Cash flows from financing activities:
Issuance of common stock	1,899	—
Payments on lease financing liability	(641)	(516)
Transfers to parent	—	(137,400)
Net cash provided by (used in) financing activities	1,258	(137,916)
Net decrease in cash and cash equivalents	(338,661)	—
Cash and cash equivalents at beginning of the period	397,611	—
Cash and cash equivalents at end the period	$58,950	$—

See accompanying notes.

FACET BIOTECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

For the purposes of preparing the financial statements of the Biotechnology Business for the three and nine months ended September 30, 2008, which were derived from PDL’s historical consolidated financial statements, allocations of revenues, research and development (R&D) expenses, asset impairment charges, restructuring charges, gains on sales of assets and non-operating income and expenses to Facet Biotech were made on a specific identification basis. Facet Biotech’s operating expenses also included allocations related to information technology and facilities costs. Management believes that the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 include a reasonable allocation of costs incurred by PDL, which benefited Facet Biotech. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company.

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal, recurring adjustments) that we consider necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for those periods. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reporting.

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

Our revenues, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in these interim condensed consolidated financial statements may not be indicative of results for any other interim period or for the entire year. For example, revenue recognized in connection with the reimbursement of our R&D expenses under the terms of our collaboration agreements may vary period-to-period, and milestone payments received from our out-licensing agreements are often times recognized immediately when earned and could significantly affect the revenue reported in each period. In addition, our operating expenses may fluctuate significantly during periods in which we enter into in-licensing agreements or recognize restructuring or asset impairment charges.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of inter-company accounts and transactions.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of management’s estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Collaboration Agreements

Under our collaboration agreements with Biogen Idec Inc. (Biogen Idec), Bristol-Myers Squibb Company (BMS) and Trubion Pharmaceuticals, Inc. (Trubion), we share development costs related to the products covered by the applicable collaboration. The purpose of the collaboration agreements is to create synergies while bringing a product candidate to market by sharing technologies, know-how and costs. Once a product is brought to market, we would share in commercialization costs as well as in profits related to the product, or generate a royalty based on net sales. Our collaboration agreements with Biogen and BMS included the receipt of upfront fees.  For these arrangements, we are not able to establish fair value of the undelivered elements, which consist primarily of research and development services. As such, we recognize these upfront fees over the period of time that the research and development services are expected to be performed. For all of our collaborations, each quarter, we and our collaborator reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable on our consolidated balance sheet. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional R&D expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in the collaboration is conducting the majority of the development activities in the reporting period.

Out-License Agreements

We have entered into license agreements under which companies have obtained from us licenses to certain of our intellectual property rights, including patent rights, related to certain development product candidates, which we outlicensed. In these arrangements, the licensee is customarily responsible for all of the development work on the licensed development product and we have no significant future performance obligations under these agreements. Upfront consideration that we receive for license agreements is recognized as revenue upon execution and delivery of the license agreement and when payment is reasonably assured. If the agreements require continuing involvement in the form of development, manufacturing or other commercialization efforts by us, we recognize revenues in the same manner as the final deliverable in the arrangement. Under our out-license agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees, and they are recognized as they become due and when payment is reasonably assured.

Humanization Agreements

Under our humanization agreements, the licensee typically pays us an upfront fee to humanize an antibody. We recognize revenue related to these fees as the humanization work is performed or upon acceptance of the humanized antibody by the licensee if such acceptance clause exists in the agreement. Under our humanization agreements, we may also receive annual maintenance fees, payable at the election of the licensee to maintain the humanization and know-how licenses in effect. We have no performance obligations with respect to such fees, and therefore, we recognize these fees as revenues when they become due and when payment is reasonably assured.

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

Significant Customers and Revenues by Geographic Area

The following table summarizes revenues as a percentage of total revenues from our licensees and collaborators, which individually accounted for 10% or more of our revenues for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Licensees
Biogen Idec	18%	37%	20%	55%
BMS	63%	45%	61%	19%
EKR Therapeutics, Inc.	15%	*	15%	*
Progenics Pharmaceuticals, Inc.	*	*	*	10%
Genentech, Inc. (a member of the Roche Group)	*	12%	*	*

*Less than 10%

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. We place our cash equivalents and marketable securities with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

Net Loss per Share

We calculate basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reported period. Diluted net loss per share is calculated using the sum of the weighted-average number of common shares outstanding and dilutive common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of stock options, the assumed release of restrictions of issued restricted stock and the assumed issuance of common shares under our Employee Stock Purchase Plan (ESPP) using the treasury stock method. Since we were in a net loss position for the three and nine months ended September 30, 2009, we excluded the effect of 0.7 million and 0.3 million, respectively, of weighted-average common equivalent shares in the diluted net loss per share calculations as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2008, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are presented based on the 23.9 million shares that were issued in connection with the Spin-off on December 18, 2008.

Income Taxes

Prior to July 2008, the operations of Facet Biotech were included in PDL’s consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL.  The income tax expense for the three and nine months ended September 30, 2008 related solely to foreign taxes on income earned by our foreign operations.

The unrealized gain on the Trubion equity investment is reflected in other accumulated comprehensive income (loss) within stockholders’ equity net of the related $1.1 million deferred tax liability.  Such deferred tax liability was calculated using the 40% statutory tax rate.  In establishing the valuation allowance for our deferred tax assets, we need to consider sources of future taxable income.  The existence of the unrealized gain on the Trubion equity investment is considered to be a future source of taxable income and accordingly, we have reduced our valuation allowance on our deferred tax assets.  For the three months ended September 30, 2009, we recognized a tax benefit of approximately $1.1 million for the reduction in our valuation allowance on our deferred tax assets.  See Notes 4 and 9 for further details on our Trubion collaboration agreement and equity investment.

Subsequent Events

We have evaluated our subsequent events through November 3, 2009, when our financial statements were issued.

2. Stock-Based Compensation

Prior to January 2009, our employees had received stock-based compensation awards only under PDL’s equity compensation plans and, therefore, stock-based compensation expense pertaining to the three and nine months ended September 30, 2008 relate to stock-based compensation expense arising from PDL equity awards that was allocated to Facet Biotech’s operations.  All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly owned subsidiary of PDL as a result of the Spin-off.  In January 2009, we began granting equity awards under our 2008 Equity Incentive Plan and, in March 2009, we commenced employee participation in our 2008 Employee Stock Purchase Plan.

Stock-based compensation expense for employees and directors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Research and development	$551	$1,233	$4,672	$4,258
General and administrative	616	134	2,531	2,359
Total stock-based compensation expense	$1,167	$1,367	$7,203	$6,617

Valuation Assumptions

The stock-based compensation expense was determined using the Black-Scholes option valuation model.  Option valuation models require the input of subjective assumptions and these assumptions can vary over time.  The weighted-average assumptions underlying stock-based compensation related to awards granted under our equity plans were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Stock Option Plans
Expected life, in years	5.3	4.7
Risk free interest rate	2.5%	1.8%
Volatility	76%	84%
Dividend yield	—	—

Employee Stock Purchase Plans
Expected life, in years	0.5	0.5
Risk free interest rate	0.2%	0.3%
Volatility	90%	102%
Dividend yield	—	—

Stock Option Activity

A summary of our stock option activity for the period is presented below:

(in thousands, except for per share amounts)	Number of Shares	Weighted- Average Exercise Price

Outstanding as of December 31, 2008	—	$—
Granted	1,166	$6.19
Exercised	(1)	$6.17
Forfeited	(11)	$6.17
Outstanding as of March 31, 2009	1,154	$6.19
Granted	732	$9.55
Exercised	(12)	$9.38
Forfeited	(11)	$6.19
Outstanding as of June 30, 2009	1,863	$7.48
Granted	616	$10.36
Exercised	(143)	$9.15
Forfeited	(86)	$9.15
Outstanding as of September 30, 2009	2,250	$8.10

Exercisable as of September 30, 2009	641	$8.81

In April 2009, we granted approximately 699,000 fully-vested, at-the-money stock options to our employees (Value Transfer Grants). Consistent with the intent of these grants as disclosed in prior filings with the SEC, the Value Transfer Grants were provided to our employees to compensate them for the estimated value of vested PDL stock options that were forfeited in connection with the Spin-off. The total fair value of the Value Transfer Grants on the date of grant was $4.0 million, as calculated using the Black-Scholes valuation model. As these stock options were fully vested as of the grant date, we recognized 100% of the fair value of the Value Transfer Grants as stock-based compensation expense in the second quarter of 2009.

Total unrecognized compensation expense related to unvested stock options outstanding as of September 30, 2009, excluding potential forfeitures, was $7.9 million, which we expect to recognize over a weighted-average period of 3.4 years.

Restricted Stock Award Activity

A summary of our restricted stock award activity for the period is presented below:

	Restricted Stock
(in thousands, except for per share amounts)	Number of shares	Weighted- average grant-date fair value
Unvested at December 31, 2008	—	$—
Awards granted	687	$6.18
Awards vested	(11)	$6.17
Awards forfeited	(20)	$6.17
Unvested at March 31, 2009	656	$6.18
Awards granted	10	$9.56
Awards vested	(9)	$6.17
Awards forfeited	(20)	$6.17
Unvested at June 30, 2009	637	$6.23
Awards granted	285	$9.51
Awards vested	(74)	$6.17
Awards forfeited	(13)	$6.80
Unvested at September 30, 2009	835	$7.35

Total unrecognized compensation expense related to unvested restricted stock awards outstanding as of September 30, 2009, excluding potential forfeitures, was $5.3 million, which we expect to recognize over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The stock-based compensation expense recognized in connection with our ESPP for the three and nine months ended September 30, 2009 was $0.1 million and $0.3 million, respectively.  Prior to the Spin-off, employees of PDL’s Biotechnology Business were eligible to participate in PDL’s 1993 Employee Stock Purchase Plan (PDL ESPP). The stock-based compensation expense allocated to the Biotechnology Business and recognized in connection with the PDL ESPP for the three and nine months ended September 30, 2008 was $0.2 million and $0.5 million, respectively.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income.  Specifically, we include in other comprehensive income the changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss. In addition, other comprehensive income includes the liability that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. The following table presents the calculation of our comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(40,915)	$(48,971)	$(110,936)	$(111,830)
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale securities, net of taxes	1,503	—	2,423	—
Change in postretirement benefit liability not yet recognized in net periodic benefit expense	19	19	55	55
Total comprehensive loss	$(39,393)	$(48,952)	$(108,458)	$(111,775)

4. Collaborative and Licensing Agreements

In August 2009, we and Trubion entered into a collaboration agreement for the global development and commercialization of TRU-016, a product candidate in phase 1 clinical trials for chronic lymphocytic leukemia.  Under the terms of the collaboration agreement, we paid Trubion an upfront license fee of $20.0 million and we may be obligated to pay Trubion up to $176.5 million in additional contingent payments if certain development, regulatory and sales milestones are achieved for each product under the collaboration agreement, the significant majority of which are for achievement of later-stage development, regulatory and sales-based milestones. We and Trubion will share equally the costs of all development, commercialization and promotional activities and all global operating profits.

In addition, we purchased 2,243,649 shares of newly issued shares of Trubion common stock for $10.0 million. Our $10.0 million equity investment in Trubion reflected an approximate 16% premium over the closing price of Trubion’s common stock on the date the stock purchase agreement was executed, resulting in a total premium of $1.4 million. Since the stock purchase agreement and the collaboration agreement were entered into concurrently, we recognized the $1.4 million premium as additional R&D expense in the third quarter of 2009. We recorded the $8.6 million fair value of the equity investment as marketable securities.  As Trubion’s early-stage technology to which we have licensed rights has not reached technological feasibility and has no alternative future uses, we recognized the $21.4 million upfront license fee as R&D expense in the third quarter of 2009. (See Note 9 for further details on the accounting treatment for our equity investment in Trubion.)

Both we and Trubion have the right to opt out of all rights and obligations to co-develop and co-commercialize any collaboration product at certain specified milestone points or upon the occurrence of certain events.  In addition, we have the right to terminate the collaboration agreement for any reason upon written notice to Trubion, provided that if we give notice on or before February 27, 2011, we are required to pay a termination fee of $10.0 million.

For the three months ended September 30, 2009, we recorded a $0.5 million payable to Trubion which represents the net amount due to Trubion for R&D expense reimbursement under the cost sharing provisions of our agreement.  This $0.5 million was reflected as R&D expense in the period.

5. Sale of Manufacturing Assets and Clinical Supply Agreement

In March 2008, we sold our Minnesota manufacturing facility and related operations to an affiliate of Genmab A/S (Genmab) for total cash proceeds of $240.0 million. Under the terms of the purchase agreement, Genmab acquired our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and related assets therein, and assumed certain lease obligations related to our former facilities in Plymouth, Minnesota (together, the Manufacturing Assets). We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008. Such gain represents the $240.0 million in gross proceeds, less the net book value of the underlying assets transferred of $185.4 million and $4.9 million in transaction costs and other charges.

In addition, to fulfill our then-anticipated clinical manufacturing needs through 2010, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction in March 2008.  Under the terms of the clinical supply agreement, we committed to order and Genmab agreed to manufacture clinical drug substance for certain of our pipeline products through 2010.

In September 2009, we entered into an amendment to this clinical supply agreement which provides us the right to extend the manufacturing of any remaining committed batches beyond 2010 and up through 2012 in exchange for payment of additional fees.  In addition, we agreed to provide an additional deposit of $1.1 million with respect to the remaining committed manufacturing batches not yet scheduled for manufacturing. The total deposit in place under the Genmab supply agreement was $4.9 million as of September 30, 2009, which was classified as an other asset.

6. Restructuring Charges

The following table summarizes the restructuring activity and restructuring accrual balances for the nine months ended September 30, 2009:

	Personnel	Lease
(In thousands)	Costs	Related	Total
Balance at December 31, 2008	$1,956	$—	$1,956
2008 Restructuring Plan	172	—	172
France Restructuring Plan	373	135	508
2009 Restructuring Plan	3,525	—	3,525
Total restructuring charges	4,070	135	4,205
Total payments	(3,399)	(135)	(3,534)
Balance at March 31, 2009	2,627	—	2,627

2008 Restructuring Plan *	(147)	—	(147)
2009 Restructuring Plan	29	16,983	17,012
Total restructuring charges	(118)	16,983	16,865
Total payments	(2,130)	(1,025)	(3,155)
Deferred rent credit	—	5,983	5,983
Balance at June 30, 2009	379	21,941	22,320

2008 Restructuring Plan	24	—	24
2009 Restructuring Plan*	(82)	(1,594)	(1,676)
Total restructuring charges	(58)	(1,594)	(1,652)
Total payments	(308)	(1,532)	(1,840)
Total adjustments	—	(670)	(670)
Balance at September 30, 2009	$13	$18,145	$18,158

* Represents a change in estimate to previously recognized restructuring expenses

2008 Restructuring Plan

In an effort to reduce our operating costs, in March 2008 we commenced a restructuring plan pursuant to which we immediately eliminated approximately 120 employment positions and would eliminate approximately 130 additional employment positions over the subsequent 12 months (the 2008 Restructuring Plan). All impacted employees were notified in March 2008. Employees terminated in connection with the restructuring efforts were eligible for a specified severance package. We recognized severance charges for employees whose positions were terminated over the subsequent 12 months over their respective estimated service periods. Under the 2008 Restructuring Plan, we recognized restructuring charges of $1.0 million and $0.0 million during the three months ended September 30, 2008 and 2009, respectively. Such charges for the nine months ended September 30, 2008 and 2009 were $9.4 million and $0.0 million, respectively.  These charges primarily consisted of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. We have substantially paid all of our obligations under the 2008 Restructuring Plan.

France Restructuring Plan

During the fourth quarter of 2008, we decided to close our offices in France, which at the time employed seven individuals. During the three and nine months ended September 30, 2009 we recognized $0.0 million and $0.5 million, respectively in restructuring charges under this restructuring plan. We have paid all obligations related to the closure of our French office as of September 30, 2009.

2009 Restructuring Plan

As a result of a strategic review process to enhance our focus and significantly reduce our operating expenses, we undertook a reduction in force in early 2009, pursuant to which we eliminated approximately 80 positions (the 2009 Restructuring Plan). As a result of the 2009 restructuring activities, we recognized charges related to severance benefits totaling $3.5 million for the nine months ended September 30, 2009. During the three months ended September 30, 2009, we recognized a credit of $0.1 million, representing a change in estimate from prior periods.  We have substantially paid all obligations related to the severance benefits under the 2009 Restructuring Plan.

In connection with the 2009 Restructuring Plan, we vacated approximately 85%, or approximately 240,000 square feet, of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. We consolidated our operations into the Lab Building to both reduce our future operating expenses and expedite potential future subleases for the vacated space. In connection with vacating this space in the Administration Building, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009. The lease-related restructuring charges were comprised of a $23.0 million lease-related restructuring liability, which was calculated as the present value of the estimated future facility costs for which we will obtain no future economic benefit over the term of our lease, net of estimated future sublease income and a $6.0 million credit for an existing deferred rent liability associated with the vacated area of the Administration Building.

During the third quarter of 2009, based on updated assumptions resulting from our ongoing discussions with potential subtenants, we recognized a credit to our lease-related restructuring charges of $1.6 million, comprised of a favorable change in estimate of $2.4 million partially offset by $0.8 million of accretion expenses, which, in addition to payments and adjustments, reduced the lease-related restructuring liability to $18.1 million as of September 30, 2009.  The adjustments to the lease-related restructuring liability related to prepaid rent and property taxes as of September 2009.  This change in estimate reduced net loss per share for each of the three- and nine-months periods ended September 30, 2009 by $0.10.

The estimates underlying the fair value of the lease-related restructuring liability of $18.1 million involve significant assumptions regarding the time required to contract with subtenants, the amount of space we may be able to sublease, the range of potential future sublease rates and the level of leasehold improvements expenditures that we may incur to sublease the property. We have continued to evaluate a number of potential sublease scenarios with differing assumptions and have probability weighted these scenarios and calculated the present value of cash flows based on management’s best judgment.  We will continue to monitor and update the liability balance when future events impact our cash flow estimates related to the vacated area of the Administration Building.

In addition, in connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building, which we currently occupy. If we sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities, which was approximately $60.0 million as of September 30, 2009. As such, we could potentially incur a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease both of these buildings.

7. Asset Impairment Charges

Total asset impairment charges recognized during the three and nine months ended September 30, 2009 were $0.2 million and $1.0 million, respectively.  These impairment charges related to certain information technology projects that we terminated as well as to equipment that we no longer intend to utilize in our ongoing operations, primarily resulting from the consolidation of our operations almost entirely into one of our two leased buildings in Redwood City, as discussed in Note 6.

We recognized asset impairment charges of $0.0 million and $3.8 million during the three and nine months ended September 30, 2008, respectively, which primarily represented the costs of certain research equipment that we expect to have no future useful life and certain information technology projects that we terminated, in each case, as a result of our restructuring activities.

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008
Consulting and services	$3,715	$644
Accrued clinical and pre-clinical trial costs	985	1,031
Collaboration expense reimbursements	3,508	—
Other	550	175
Total	$8,758	$1,850

9. Cash Equivalents, Marketable Securities and Restricted Cash

At September 30, 2009, we had invested in money market funds, as well as marketable debt and equity securities. Our securities are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, which is based upon quoted market prices for these or similar instruments, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and discounts from the purchase date to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments. In addition, we do not require collateral for our investment activities. We did not have any cash equivalents or marketable securities as of December 31, 2008.

We have classified all of our available-for-sale securities as current assets since they are available for use in our daily operations.  The following table summarizes, by type of security, the amortized cost and estimated fair value of our available-for-sale securities as of September 30, 2009:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Institutional money market funds
maturity within 1 year	$25,419	$—	$—	$25,419
Securities of U.S. Government sponsored entities
maturity within 1 year	201,223	616	—	201,839
maturity between 1- 3 years	52,132	100	(7)	52,225
U.S. corporate debt securities
maturity within 1 year	3,499	—	—	3,499
maturity between 1- 3 years	26,049	78	—	26,127
Marketable equity securities	8,593	2,760	—	11,353
Total marketable securities	$316,915	$3,554	$(7)	$320,462

The following table presents the classification of available-for-sale securities on our Consolidated Balance Sheet.

September 30,
(In thousands)	2009
Cash and cash equivalents	$53,915
Marketable securities	266,547
Total	$320,462

As of September 30, 2009 and December 31, 2008 we had a total of $6.4 million and $5.8 million of restricted cash, respectively, held in certificate of deposits to support letters of credit serving as security deposits for our Redwood City, California building and other operating leases.

We have excluded from the tables above $5.0 million of cash, which is included in the cash and cash equivalents caption in the Consolidated Balance Sheet as of September 30, 2009. As of December 31, 2008, all of our excess capital was held in cash accounts and was reflected as cash and cash equivalents in the Consolidated Balance Sheet.

10. Fair Value Measurements

We are required under U.S. GAAP to establish fair value using a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•                  Level 1—quoted prices in active markets for identical assets and liabilities

•                  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

•                  Level 3—unobservable inputs

Marketable Securities

At September 30, 2009, we determined the fair values of our available-for-sale securities using Level 1 and Level 2 inputs, as reflected in the table below:

(in thousands)	Level 1	Level 2	Level 3	Total
Institutional money market funds	$25,419	$—	$—	$25,419
Securities of U.S. Government sponsored entities within one year	—	254,064	—	254,064
Corporate securities (1)	—	29,626	—	29,626
Marketable equity securities	11,353	—	—	11,353

Total financial assets measured on a recurring basis	$36,772	$283,690	$—	$320,462

(1)  All corporate securities held at September 30, 2009 were secured by the U.S. Government under the terms of the Treasury Loan Guarantee Program.

September 30,
(In thousands)	2009
Cash and cash equivalents	$53,915
Marketable securities	266,547
Total	$320,462

Lease Financing Liability

In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. The underlying lease term for these buildings was 15 years. Significant leasehold improvements were performed for one of the buildings (the Lab Building), which previously had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required to reflect the lease of the Lab Building in our financial statements as if we had purchased the building by recording the fair value of the building and a corresponding lease financing liability.  The carrying amount of this lease financing liability as of September 30, 2009 was $25.5 million, which approximated its fair value at that date.

11. Contingencies

As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements, we have agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy in place that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions is immaterial and, accordingly, we have not recorded the fair value liability associated with these agreements as of September 30, 2009 or as of December 31, 2008.

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

In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of September 30, 2009.

In September 2009, purported stockholder John Dugdale filed a complaint in San Diego Superior Court on behalf of himself and all others similarly situated and derivatively on behalf of the Company, in the Superior Court of the State of California, County of San Diego (the Complaint). The Complaint purports to be both a stockholder class action and derivative action and alleges claims for breach of fiduciary duties, abuse of control, gross mismanagement and corporate waste against the Company’s directors Faheem Hasnain, Brad Goodwin, Gary Lyons, David R. Parkinson, Kurt Von Emster, Hoyoung Huh and Does 1-25 (the Defendants), in connection with certain offers made by Biogen Idec to acquire the Company, including the tender offer. The Complaint seeks declaratory and injunctive relief, including an order compelling Defendants to comply with their fiduciary duties, prohibiting Defendants “from entering into any contractual provisions which harm Facet or its shareholders” or that “prohibit [D]efendants from maximizing shareholder value,” and either invalidating or directing the rescission or redemption of the rights to purchase shares of Series A Preferred Stock issued pursuant to the Rights Agreement between the Company and Mellon Investor Services LLC, dated as of September 7, 2009 and any other “defensive measure that has or is intended to have the effect of making the consummation of an offer to purchase the Company more difficult or costly for a potential acquirer.” The Complaint further seeks fees and costs, including attorneys’ and experts’ fees. As we currently believe that the Complaint is without merit, we have not accrued any amounts related to this matter in the financial statements as of September 30, 2009

12. Release of Escrow Funds

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

13. Biogen Idec Inc.’s Tender Offer for Facet Biotech’s Common Stock

On September 21, 2009, Biogen Idec, through a wholly owned subsidiary, commenced an unsolicited tender offer to acquire the outstanding shares of common stock of the Company, subject to a number of terms and conditions contained in the tender offer documents that Biogen Idec filed with the SEC, for $14.50 per share in cash. On October 1, 2009, we filed a Schedule 14D-9 with the SEC in which our Board of Directors unanimously recommended that our stockholders reject the Biogen Idec offer and not tender their shares pursuant to Biogen Idec’s tender offer. On October 2, 2009, we filed a first amendment to our Schedule 14D-9 to disclose that our Board of Directors had approved certain programs intended to promote employee retention in light of the uncertainty created by the tender offer. Our Board of Directors approved certain amendments to the agreements governing the equity awards that the Company has granted to employees who are not participants in the Retention and Severance Plan (Non-RSP Employees) and the adoption of a severance plan for Non-RSP Employees that would provide benefits upon certain terminations of employment following a change in control of the Company.  On October 16, 2009 Biogen Idec extended its $14.50 per share tender offer to December 16, 2009. On October 19, 2009, we filed a second amendment to our Schedule 14D-9 to reiterate the recommendation of our Board of Directors that Facet Biotech stockholders reject Biogen Idec’s unsolicited tender offer. For information as to the reasons of our Board of Directors for their recommendation and further information related to the tender offer and these benefit programs, see our Schedule 14D-9 and amendments to the Schedule 14D-9 filed with the SEC.

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

OVERVIEW

The information included in this management’s discussion and analysis of financial conditions should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) and our unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2009, as well as other disclosures, including the disclosures under “Risk Factors,” that have been included in this Quarterly Report on Form 10-Q.

Facet Biotech Corporation (we, us, our, the Company) is a biotechnology company dedicated to advancing our pipeline of five clinical-stage products, leveraging our research and development capabilities to identify and develop new oncology drugs and applying our proprietary next-generation protein engineering technologies to potentially improve the clinical performance of protein therapeutics.

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

We have prepared the condensed consolidated financial statements for the three and nine months ended September 30, 2008 using PDL’s historical cost basis of the various activities that comprised the Biotechnology Business as a component of PDL, and such financial statements reflect the results of operations and cash flows of the Biotechnology Business as a component of PDL. The statements of operations for the three and nine months ended September 30, 2008 include expense allocations for general corporate overhead functions historically shared with PDL, including finance, legal, human resources, investor relations and other administrative functions, which include the costs of salaries, benefits, stock-based compensation and other related costs, as well as consulting and other professional services. Where appropriate, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Biotechnology Business by PDL were allocated to Facet Biotech based on the relative percentages, as compared to PDL’s other businesses, of headcount or another appropriate methodology depending on the nature of each item of cost to be allocated.

Recent Developments

The following represents the significant events or developments that have occurred in the nine months ended September 30, 2009 and up to the date of the filing of this quarterly report:

•                  In January 2009, we undertook a restructuring effort pursuant to which we eliminated approximately 80 positions, and our workforce is now comprised of approximately 200 employment positions. We recognized costs related to severance and post-termination benefits totaling $3.5 million in the nine months ended September 30, 2009.

•                  In the first quarter for 2009, we and Biogen Idec Inc. (Biogen Idec) announced that the United States Food and Drug Administration (FDA) and European regulatory agencies agreed to consider an expanded SELECT study, which is an ongoing study of daclizumab in patients with relapsing-remitting multiple sclerosis (MS), as a registration-enabling study, thus requiring us to conduct only one additional registration-enabling study. As a result, we have amended the SELECT study protocol to increase the sample size from 300 to 600 patients and change the primary endpoint to annualized relapse rate, and have submitted the amended protocol to the appropriate regulatory authorities.

•                  During the second quarter of 2009, we consolidated nearly all of our operations into one of our two leased buildings in Redwood City, resulting in our ceasing use of the significant majority of one of our leased buildings.  As a result, we recognized total lease-related restructuring charges of $15.4 million in the second and third quarters of 2009 in connection with these consolidation efforts (including a $1.6 million reduction to the charges recognized in the third quarter of 2009).

•                  In August 2009, we announced our decision, along with Biogen Idec, to continue planning for the phase 3 trial of daclizumab in MS. On July 31, 2009, a futility analysis was performed with respect to the SELECT trial to ensure safety of the subjects and to evaluate whether the trial should continue. As described in an unblinding plan submitted to the FDA, an independent statistician analyzed clinical data from approximately 150 trial subjects that had completed at least six months of treatment. An independent safety monitoring committee reviewed the interim data and recommended to Biogen Idec and the Company the continuation of the SELECT study with both daclizumab dose arms (150mg and 300mg). In addition, to determine whether the collaboration should trigger the DECIDE phase 3 trial and to inform the design of this phase 3 trial, certain prearranged employees of each of the Company and Biogen Idec (which employees are no longer directly involved in the management of the SELECT study) reviewed summary data tables prepared by the independent statistician from the interim analysis. Based on this review and data from prior studies, these prearranged personnel recommended on behalf of the Company and Biogen Idec that the collaboration should initiate the DECIDE phase 3 study, which is the second and final required registration-enabling study. SELECT remains an ongoing blinded study. In August 2009, we submitted a Special Protocol Assessment to the FDA and we, together with Biogen Idec, are working with the FDA to finalize the protocol for the DECIDE study. We expect to initiate the phase 3 trial during the first half of 2010.

•                 In August 2009, we and Trubion Pharmaceuticals, Inc (Trubion) entered in to a collaboration agreement for the global development and commercialization of TRU-016, a CD37-directed small modular immunopharmaceutical in phase 1 clinical trials for chronic lymphocytic leukemia. The collaboration agreement covers TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, we paid Trubion an upfront license fee of $20.0 million and we may be obligated to pay Trubion up to $176.5 million in additional contingent payments if certain development, regulatory and sales milestones are achieved for each product under the collaboration agreement, the significant majority of which are for achievement of later-stage development, regulatory and sales-based milestones. In addition, we purchased 2,243,649 shares of newly issued Trubion common stock for an aggregate purchase price of $10.0 million. (See Note 4 to the Condensed Consolidated Financial Statement for more details on the collaboration agreement.)

•                  In September 2009, FBC Acquisition Corp, a wholly owned subsidiary of Biogen Idec, announced that it had commenced a tender offer (Biogen Idec’s tender offer) to acquire all of our outstanding shares for $14.50 per share in cash.  After careful consideration, our Board of Directors determined that the Biogen Idec offer was not in the best interests of our stockholders and unanimously recommended that our stockholders reject the offer and not tender their shares to Biogen Idec for purchase. We publicly announced our Board’s recommendation on October 1, 2009, which was reiterated on October 19, 2009 after Biogen Idec extended its $14.50 per share tender offer to December 16, 2009.

Summary Financial Results for the Third Quarter of 2009

In the third quarter of 2009, we recognized total revenues of $10.8 million, generally consistent with the amounts recognized in each of the first two quarters of 2009.  Our revenues continue to be comprised primarily of revenues related to our collaborations with BMS and Biogen Idec.  Our total costs and expenses in the third quarter of 2009 were $53.1 million, consisting primarily of $45.1 million in research and development (R&D) expenses and $9.5 million in general and administrative (G&A) expenses. Although our restructuring activities conducted in the first half of 2009 reduced the run-rate of employee-related expenses in our R&D and G&A functions, both R&D and G&A expenses for the third quarter of 2009 increased as compared to prior 2009 periods.  R&D expenses, which were $45.1 million the third quarter of 2009, increased significantly compared to each of the first two quarters of 2009 due primarily to a $20.0 million upfront payment recognized in the current period upon the execution of our collaboration with Trubion.  G&A expenses of $9.5 million incurred in the third quarter of 2009 increased from the second quarter of 2009 due largely to $2.5 million in expenses incurred during the period related to responding to Biogen Idec’s tender offer. Our net loss for the third quarter of 2009 was $40.9 million. (See “Results of Operations” for further details on our financial results for the period.)

At September 30, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $331.9 million, compared to $403.4 million at December 31, 2008, representing a change of $71.5 million for the first nine months of 2009.  The $20.0 million upfront payment made to Trubion upon execution of the collaboration agreement in the third quarter of 2009 was a significant contributor to the change in these balances.

Research and Development Programs

We currently have several investigational compounds in various stages of development for the treatment of cancer and immunologic diseases, four of which we are developing with our collaboration partners; two with Biogen Idec, one with Bristol-Myers Squibb Company (BMS) and one with Trubion. The table below lists the compounds for which we are pursuing development activities either on our own or in collaboration with other companies. None of our product candidates have been approved by the FDA or commercialized in the indication in which our trials are focused. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in our “Risk Factors” of this Quarterly Report. For additional details on each product in the table below, please refer to Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as the Recent Developments section of this report above.

Product Candidate	Indication/Description	Program Status	Collaborator
Daclizumab	Multiple sclerosis	Phase 2b	Biogen Idec
Volociximab (M200)	Non-small cell lung cancer	Phase 1	Biogen Idec
Elotuzumab (HuLuc63)	Multiple myeloma	Phase 1	BMS
TRU-016	Chronic lymphocytic leukemia	Phase 1	Trubion	(a)
PDL192	Solid tumors	Phase 1	—
PDL241	Immunologic diseases	Preclinical	—	(b)
Other preclinical research candidates	Oncology	Candidates under evaluation	—

(a)             In August 2009, we entered into a collaboration agreement with Trubion for the development of TRU-016, a CD37-directed small modular immunopharmaceutical in phase 1 clinical trials for chronic lymphocytic leukemia. The collaboration agreement covers TRU-016 in all indications and all other CD37-directed protein therapeutics. See Note 4 to the Condensed Consolidated Financial Statements for more details on the collaboration agreement with Trubion.

(b)            BMS has an option to expand our collaboration to include the PDL241 antibody after completion of certain pre-agreed preclinical studies, which we completed and submitted to BMS in the fourth quarter of 2009.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended September 30, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following addition:

Restructuring

In connection with our 2009 restructuring activities, we vacated and ceased use of approximately 85% of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. In connection with vacating this space within the Administration Building, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009. These charges are comprised of our initial estimate of $23.0 million for the Lease Restructuring Liability, which represented the present value of the estimated facility costs for which we will obtain no future economic benefit offset by estimated future sublease income, partially offset by a $6.0 million credit for a then- existing deferred rent liability associated with the vacated area of the Administration Building.

During the third quarter of 2009, based on updated assumptions resulting from continued discussions with potential subtenants, we recognized a credit to our lease-related restructuring charges of $1.6 million, driven by a change in estimate of $2.4 million, which, in addition to payments and adjustments, reduced the lease-related restructuring liability to $18.1 million as of September 30, 2009. The total estimated obligations under the lease for the Administration Building, as of September 30, 2009, are summarized below (these amounts exclude obligations related to the Lab Building):

	Payments Due by Period
	Less Than			More than
(in thousands)	1 Year	1-3 Years	4-5 Years	5 Years	Total
Lease payments(1)	$3,226	$6,453	$11,823	$58,071	$79,573
Other lease related obligations(2)	3,693	7,571	7,830	30,798	49,892

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

We derived our estimates for the $18.1 million Lease Restructuring Liability, which involved significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates, based on discussions with our brokers and discussions currently in process with potential subtenants. The present value factor, which also affects the level of accretion expense that we will recognize as additional restructuring charges over the term of the lease, is based on our estimate of Facet Biotech’s current credit-risk adjusted borrowing rate.

We have established a number of potential scenarios with differing assumptions and have calculated the present value of and applied probability weighting to each scenario based on management’s best judgment.  Changes in the assumptions underlying these scenarios, as well as the relative likelihood applied to each scenario, could have a material impact on our restructuring charge and Lease Restructuring Liability.  For example, using a set of assumptions of contracting the entire property with a single subtenant within one year for 100% of our lease costs would result in a favorable adjustment of approximately $6.5 million to our Lease Restructuring Liability.  However, a scenario in which we would contract with several subtenants over a period of five years at lease rates approximating 75% of our costs, and assuming an average vacancy rate of 40% over the remaining term of our lease, would result in an unfavorable adjustment of $11.3 million to our Lease Restructuring Liability.

We are required to continue to update our estimate of the Lease Restructuring Liability in future periods as conditions warrant, and we expect to further revise our estimate in future periods as we continue our discussions with potential subtenants.

In addition, in connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building (which we currently occupy). If we sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities, which was approximately $60.0 million as of September 30, 2009. As such, we could potentially recognize a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease both of these buildings.

RESULTS OF OPERATIONS

Revenues

Revenues consist of (1) license and milestone revenues from collaborations, (2) reimbursement of R&D expenses under collaborations and (3) other revenues. Other revenues include license, maintenance and milestone revenues from the out-licensing of our technologies, humanization revenues and royalties.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
License and milestone revenues from collaborations	$2,961	$2,122	40%	$9,059	$5,772	57%
Reimbursement of R&D expenses from collaborations	5,876	1,909	208%	15,912	2,766	475%
Other	2,011	925	117%	6,027	3,075	96%
Total revenues	$10,848	$4,956	119%	$30,998	$11,613	167%

Total revenues increased by $5.9 million during the quarter ended September 30, 2009 from the comparable 2008 period due primarily to an additional $4.0 million of reimbursement of R&D expenses and $0.6 million of license revenues recognized under our collaboration with BMS, which became effective in September 2008.  The increase in revenues under our collaboration with BMS was driven by the timing of the effectiveness of the agreement in 2008, resulting in a full quarter of revenue in the 2009 period as compared to approximately one month of revenue in the comparable 2008 period. In addition, we recognized $1.6 million of royalties received under our agreement with EKR Therapeutics, Inc. (EKR) in other revenue during the third quarter of 2009. These increases in revenues were partially offset by a $0.5 million milestone payment that we recognized in the third quarter of 2008, with no similar revenues recognized in the third quarter of 2009.

The increase of $19.4 million in total revenues during the nine months ended September 30, 2009 from the comparable period in 2008 was driven primarily by an additional $14.0 million of R&D reimbursement revenues and $2.6 million of license revenues recognized in connection with our collaboration with BMS, as well as $4.6 million of royalties received under our agreement with EKR.  These increases in revenues were partially offset by $2.5 million in milestone payments that we received during the nine months ended September 30, 2008 from certain of our licensees as compared to $0.5 million in milestone payments for the comparable 2009 period, which were reflected as other revenue.

With respect to the reimbursement of development costs, each quarter, we and our collaborators reconcile the development costs each party has incurred, and we record either a net receivable or a net payable in our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional R&D expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in our collaborations is incurring the majority of the development costs in any particular quarterly period.

Future revenues will vary from period to period and will depend substantially on (1) whether we are successful in our existing collaborations and receive milestone payments thereunder, (2) the potential milestone payments we receive related to our out-licensing agreements, (3) whether and to what extent expected development timelines change, which would impact the rate at which we recognize revenue related to certain previously received collaboration payments, (4) the level of royalties we receive under the asset purchase agreement with EKR, which was assigned to us by PDL in connection with the Spin-off, and (5) whether we enter into new collaboration agreements or out-license agreements. Our future collaboration revenues also will vary depending on which party in any collaboration is incurring the majority of development costs in any period (see our policy for revenues recognized under our collaboration agreements in Note 1 to the Condensed Consolidated Financial Statements).

In October 2009, we and EKR executed an amendment to the purchase agreement under which EKR purchased rights to PDL’s former Cardiovascular Assets in March 2008, which agreement was assigned to us by PDL in connection with the Spin-Off. Under the terms of the amendment, we, among other things: received from EKR an upfront payment of $2.0 million; increased the royalty rate on certain formulations of Cardene® (the Cardene Pre-Mixed Bag) sales, which is based on a tiered-fee schedule dependant on levels of product sales for each 12-month period from July 1 to June 30 ranging in the low- to mid-teens from the prior flat rate of 10%; and extended the royalty term for royalties on Cardene Pre-Mixed Bag sales from December 31, 2014 to December 31, 2017. The amended royalty structure is effective for EKR’s Cardene Pre-Mixed Bag product sales beginning on July 1, 2009, which will impact our revenues beginning in the fourth quarter of

2009.  In connection with these and other changes, we eliminated EKR’s potential obligation to pay Facet two remaining $30 million milestone payments, which would have been payable if and when EKR achieved certain sales thresholds of the Cardene Pre-Mixed Bag. As disclosed in our previous SEC filings, we expected, and we continue to expect, significant generic competition in the market upon the expiration of the patents covering the Cardene® IV product in November 2009 and, therefore, we did not expect that EKR would meet the Cardene Pre-Mixed Bag sales thresholds that would trigger either of the $30 million milestone payments or otherwise receive material amounts of royalties on sales of the Cardene Pre-Mixed Bag product. We continue to expect that future revenues under the EKR agreement will not be material.

Costs and Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Research and development	$45,084	$41,173	9%	$96,288	$123,455	(22)%
General and administrative	9,525	11,328	(16)%	27,863	35,078	(21)%
Restructuring charges	(1,652)	990	*	19,418	9,441	106%
Asset impairment charges	185	—	*	1,028	3,784	(73)%
Gain on sale of assets	—	—	*	—	(49,671)	*
Total costs and expenses	$53,142	$53,491	(1)%	$144,597	$122,087	18%

*  Not presented as calculation is not meaningful.

Research and Development Expenses

Our R&D activities include (1) research, (2) process sciences, manufacturing and quality, and (3) preclinical sciences and clinical development. Our research activities include progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, utilizing translational research to better inform the clinical investigation of our therapeutics and refining our protein engineering technology platform. Our process sciences, manufacturing and quality activities include process, pharmaceutical and analytical development as well as supply chain and quality functions. Preclinical sciences and clinical development are comprised of preclinical development, toxicology, pharmacokinetics, bioanalytics and clinical development, which includes regulatory, safety, medical writing, biometry, clinical operations and program management.  Our total R&D expenses for the three and nine months ended September 30, 2009, grouped by functional area within our R&D organization, were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2009
Research	$5,914	$17,481
Process sciences, manufacturing and quality	8,217	25,466
Preclinical sciences and clinical development	30,953	53,341

Total R&D expenses	$45,084	$96,288

We track our costs and expenses on a functional area basis and, as a result, we do not have detailed or complete cost breakdowns for our development programs.  However, commencing in 2009, our financial systems allow us to develop estimates of the direct costs associated with each of our active clinical and preclinical programs (Direct Program Costs), which include out-of-pocket expenses as well as estimated employee-related costs.  Out-of-pocket costs include costs of conducting our clinical trials, such as fees to clinical research organizations (CROs) and clinical investigators, and monitoring, data management, drug supply and manufacturing expenses, costs of conducting preclinical studies and technology licensing fees.  The employee-related costs were estimated by applying an average per-employee cost for our R&D organization to the number of direct employees dedicated to the programs during the three and nine months ended September 30, 2009.  Our Direct Program Costs do not include: (1) allocations of R&D management or overhead costs, (2) allocations of facilities and information technology (IT) expenses, (3) depreciation expenses, (4) amortization of intangible assets, or (5) stock-based compensation.

The following table reflects our estimated Direct Program Costs for each of our active clinical and preclinical development programs, as well as Other Direct R&D Costs and Costs Allocated to R&D, as described in the footnotes below, for the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2009	% of R&D Expenses	September 30, 2009	% of R&D Expenses
Estimated Direct Program Costs:
Daclizumab (1)	$3,974		$10,218
Elotuzumab (2)	7,103		18,814
PDL 192	1,147		3,594
PDL 241	1,078		3,621
TRU-016 (3)	21,937		21,937
Volociximab (4)	709		3,019
Other R&D Programs (5)	1,521		4,789

Total estimated direct program costs	$37,469	83%	$65,992	69%

Other Direct R&D Costs (6)	1,233	3%	7,071	7%

Costs Allocated to R&D:
Depreciation and amortization	1,025	2%	3,100	3%
Corporate overhead (7)	4,806	11%	15,453	16%
Stock compensation	551	1%	4,672	5%

Total R&D expenses	$45,084		$96,288

(1)

Daclizumab costs include $2.8 million and $6.8 million in expense reimbursements payable to Biogen Idec under our collaboration agreement for the three and nine months ended September 30, 2009, respectively.

(2)

Elotuzumab costs include $5.9 million and $15.9 million of development expenses that are reimbursable to us by BMS under our collaboration agreement for the three and nine months ended September 30, 2009, respectively. The amounts that are reimbursable by BMS are reflected within collaboration revenues in the condensed consolidated financial statements for the three and nine months ended September 30, 2009.

(3)

TRU-016 costs include $21.4 million related to the upfront payments made to Trubion in connection with the execution of our collaboration agreement and $0.5 million in expense reimbursements payable to Trubion under our collaboration agreement for both the three and nine months ended September 30, 2009.

(4)

Volociximab costs include $0.3 million and $0.7 million in expense reimbursements payable to Biogen Idec under our collaboration agreement for the three and nine months ended September 30, 2009, respectively.

(5)	Other R&D Programs consist primarily of research, protein engineering and preclinical trial activities related to programs that have not reached the late preclinical stage.
(6)

Other Direct R&D Costs include non-program R&D costs, such as non-program specific research, process sciences and manufacturing activities, quality and compliance activities related to laboratory, manufacturing and clinical practices, and senior management time across all of our R&D activities as senior management does not allocate its time to specific programs.

(7)	Corporate overhead represents allocations of facilities and IT costs to R&D expenses.

R&D expenses increased by $3.9 million during the quarter ended September 30, 2009 from the comparable 2008 period primarily due to expenses in connection with our collaboration agreement with Trubion, which was executed during the third quarter of 2009 (see Note 4 to the Condensed Consolidated Financial Statements).  This increase was offset by lower employee-related and overhead expenses in 2009 resulting from the impact of both the sale of the Manufacturing Assets during the first quarter of 2008 and our restructuring activities.

R&D expenses decreased by $27.2 million during the nine months ended September 30, 2009 from the comparable 2008 period.  This decrease was primarily due to lower employee-related and overhead expenses in 2009 resulting from the impact of both the sale of the Manufacturing Assets during the first quarter of 2008 and our restructuring activities. Such decreases in R&D expenses were partially offset by the recognition of expenses in connection with our collaboration agreement with Trubion, which was executed during the third quarter of 2009.

We expect increases or decreases in our R&D expenses in the future to correlate generally with the number of products we have under development, the number of trials related to each product and the phases of such development programs. Future R&D expenses also will depend on whether we acquire the rights to additional products through in-licensing agreements or other means or enter into new collaboration agreements and will vary from period to period depending on which party in our existing collaboration, and any potential new collaboration, is incurring the majority of development costs in any period.

General and Administrative Expenses

General and administrative (G&A) expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative functions, including finance, information technology, facilities, legal, human resources, business development and marketing, and an allocation of facility and overhead costs. The $1.8 million and $7.2 million decreases for the three and nine months ended September 30, 2009, respectively, from the comparable 2008 periods were driven by lower legal and other expenses associated with PDL’s broader strategic initiatives that were underway during 2008 as well as lower employee-related expenses in 2009 resulting from our restructuring plans and other cost reduction activities.  These decreases in G&A expenses were partially offset by higher legal and financial expenses incurred in the third quarter of 2009 to address Biogen Idec’s unsolicited tender offer.

Since we have substantially completed the personnel-related restructuring activities contemplated under our previously announced plans, going forward, with the exception of expenses related to our efforts to address Biogen Idec’s public offer to acquire our company, we expect our G&A expenses to be generally flat going forward. Our future G&A expenses may continue to increase as a result of Biogen Idec’s unsolicited public offer to acquire our outstanding common stock and the related effort on our part to review and respond appropriately to potential future developments.

Restructuring Charges

For the three months ended September 30, 2009, we recognized a credit of $1.6 million for restructuring charges, which primarily related to a $2.4 million change in estimate, largely the result of ongoing discussions with potential subtenants, for our lease-related restructuring liability established in the second quarter of 2009.  For the nine months ended September 30, 2009, restructuring charges of $19.4 million included $3.9 million of personnel charges and $15.5 million in lease-related restructuring charges.  Restructuring charges of $1.0 million and $9.4 million for the three and nine months ended September 30, 2008, respectively, were comprised primarily of personnel-related charges. See Note 6 to the Condensed Consolidated Financial Statements for additional information on our restructuring activities.

With respect to the Administration Building, we are required to continue to update our estimate of the lease-related restructuring liability in future periods as conditions warrant, and we expect to further revise our estimate in future periods as we continue our discussions with potential subtenants.

Asset Impairment Charges

Total asset impairment charges recognized during the three and nine months ended September 30, 2009 were $0.1 million and $1.0 million, respectively, and such charges were $0.0 million and $3.8 million for the three and nine months ended September 30, 2008, respectively.  The asset impairment charges in all periods presented primarily represented the costs of certain equipment that we expect to have no future useful life and certain information technology projects that we terminated that have no future benefit to us, in each case, as a result of our restructuring activities, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

In connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building (which we currently occupy). If we sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities, which was approximately $60.0 million as of September 30, 2009. As such, we could incur a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease both of these buildings.

Gain on Sale of Assets

In March 2008, we sold our Manufacturing Assets to an affiliate of Genmab for total cash proceeds of $240.0 million. We recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008.

Interest and Other Income and Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Interest and other income, net	$678	$8	*	$2,803	$13	*
Interest expense	$(415)	$(427)	(3)%	$(1,256)	$(1,293)	(3)%

* Not presented as calculation is not meaningful.

Interest and other income, net includes interest earned on our cash and available-for-sale securities accounts during the periods as well as any other non-operating income that we earn. The increase in interest and other income, net during the nine months ended September 30, 2009 from the comparable period in 2008 was primarily due to $1.0 million that we received upon closure of an escrow account established as part of the purchase agreement under which EKR acquired PDL’s former cardiovascular assets in March 2008. In connection with EKR’s purchase of the cardiovascular assets, $6.0 million of the purchase price was placed in an escrow account for a period of one year to cover certain product-return and sales-rebate related costs. Through March 2009, EKR had submitted claims totaling approximately $5 million against the escrow account, which funds were released to EKR by the escrow agent. The rights and obligations under this escrow agreement were transferred to us upon the Spin-off and, in April 2009, the remaining escrow funds of $1.0 million were transferred to us. In addition, interest income increased from 2008 due to our investment during the three and nine months ended September 30, 2009 of the $405 million cash distribution to us from PDL in December 2008 in connection with the Spin-off.

Interest expense consists of a portion of our lease payments on one of our two leased buildings in Redwood City, California. For accounting purposes, we are considered to be the owner of the leased property and we have recorded the fair value of the building and a corresponding long-term financing liability on our Consolidated Balance Sheets.

Income Taxes

Prior to July 2008, the operations of Facet Biotech were included in PDL’s consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. The income tax expense recognized in the 2008 periods related solely to foreign taxes on income earned by our foreign operations.

In establishing the valuation allowance for our deferred tax assets, we need to consider sources of future taxable income.  The existence of the unrealized gain on the Trubion equity investment is considered to be a future source of taxable income and accordingly, we have reduced our valuation allowance on our deferred tax assets.  For the three months ended September 30, 2009, we recognized a tax benefit of approximately $1.1 million for the reduction in our valuation allowance on our deferred tax assets.  Other than tax benefits or provisions related to any gains on our marketable equity securities, we do not expect to recognize any federal or state income tax expense during 2009 based upon our projected U.S. tax loss for 2009.  We have dissolved our foreign operations and, therefore, we expect our foreign tax expense will be minimal for 2009.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Spin-off, PDL provided to us cash and cash equivalents of $405 million. We expect this initial $405 million cash contribution, as well as future payments from Biogen Idec and BMS related to our collaboration agreements with these entities, and royalty and milestone revenues from certain other agreements, will fund our operations and working capital requirements to approximately the end of 2012 based on current operating plans. Prior to the Spin-off on December 18, 2008, the Biotechnology Business of PDL was funded entirely by PDL.

Net cash used in operating activities for the nine months ended September 30, 2009 was $77.8 million, compared to $120.8 million in the corresponding period in 2008. The decrease in net cash used in operating activities during this period was primarily attributable to higher R&D reimbursement and royalty revenues, lower employee-related and overhead expenses resulting from the sale of our Manufacturing Assets during the first quarter of 2008 and our restructuring efforts, and changes in our working capital balances. The factors that contributed to the decrease in net cash used in operating activities were partially offset by the $20.0 million upfront payment to Trubion upon the execution of our collaboration agreement, as well as additional legal and financial expenses incurred in connection with the unsolicited tender offer from Biogen Idec.

Net cash used in investing activities was $262.2 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $258.7 million in the comparable 2008 period. The net cash used in investing activities in the nine months ended September 30, 2009 was primarily related to the net purchases of marketable securities.  The net cash provided by investing activities in the comparable period of 2008 was attributable primarily to net proceeds of $236.6 million received in connection with the sale of the Manufacturing Assets and the release of $25.0 million of restricted cash relating to our Redwood City, California, facility.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $1.3 million, compared to $137.9 million used in financing activities in the comparable period in 2008. In 2009, cash provided by financing activities related to proceeds from the issuance of common stock in connection with employee stock option exercises, partially offset by payments applied against our lease financing liability. Net cash used in financing activities in 2008 was primarily due to net funding to our parent company and payments applied against our lease financing liability.

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

As of September 30, 2009, our contractual commitments had not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of the scheduled payments made under our Redwood City facilities leases. Our material contractual obligations under lease, debt and contract manufacturing agreements as of December 31, 2008 were as follows:

	Payments Due by Period
	Less Than			More than
(In thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
CONTRACTUAL OBLIGATIONS
Lease payments (1)	$6,779	$13,914	$16,777	$100,334	$137,804
Other lease related obligations (2)	5,827	11,922	12,296	53,412	83,457
Other (3)	398	340	178	1,345	2,261
Contract manufacturing(4)	3,789	6,400	—	—	10,189
Total contractual obligations	$16,793	$32,576	$29,251	$155,091	$233,711

(1)

Lease payments represent actual and estimated contractual rental payments under our property leases in Redwood City, California and Paris, France. Included in these contractual obligations are amounts related to the Lab Building in Redwood City, for which we have a liability on our consolidated financial statement of $25.5 million as of September 30, 2009. These lease obligations reflect our estimates of future lease payments, which are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.  As of September 30, 2009, we had a lease-related restructuring liability of $18.1 million related to our Administration Building, which we vacated during the second quarter of 2009. See Note 6 to the Condensed Consolidated Financial Statements for additional information on our restructuring activities.

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

(4)

Contract manufacturing obligations represent minimum purchase commitments under our clinical supply agreement with Genmab. See Note 5 to the Condensed Consolidated Financial Statements for further details.

We have committed to make potential future “milestone” payments to third parties as part of collaboration, in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of September 30, 2009. We estimate that such milestones that could be due and payable over the next year approximate $6.0 million and milestones that could be due and payable over the next three years approximate $33.5 million.

In addition to the contractual obligation discussed above, under the terms of the Separation and Distribution Agreement, we agreed to indemnify PDL with respect to indebtedness, liabilities and obligations, other than PDL’s convertible notes, that PDL will retain that do not relate to PDL’s Royalty Business. In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of September 30, 2009.

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

We are subject to a takeover bid that is disruptive to our business and may distract our management and employees and create uncertainty that may adversely affect our business and results.

On September 21, 2009, Biogen Idec, through a wholly owned subsidiary, launched an unsolicited tender offer to acquire the outstanding shares of common stock of the Company, subject to a number of terms and conditions contained in the tender offer documents Biogen Idec filed with the SEC. On October 1, 2009, the Company issued a press release announcing it had filed documents with the SEC in which our Board of Directors unanimously recommended that the Company’s stockholders reject the Biogen Idec offer and not tender their shares pursuant to Biogen Idec’s tender offer.  On October 16, 2009, Biogen Idec extended its tender offer to December 16, 2009.  On October 19, 2009, we issued another press release reiterating the recommendation of our Board of Directors that Facet Biotech stockholders reject Biogen Idec’s unsolicited tender offer.

The review and consideration of Biogen Idec’s unsolicited offer (and any alternate proposals that may be made by other parties) have become and may continue to be a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by us. Moreover, the unsolicited nature of Biogen Idec’s offer has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. Biogen Idec’s unsolicited offer has created and may continue to create uncertainty for current and potential collaboration partners, licensees and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. These consequences, alone or in combination, may harm our business and may have a material adverse effect on our results of operations.  We believe that the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the unsolicited offer by Biogen Idec.

Litigation directly or indirectly resulting from Biogen Idec’s unsolicited tender offer may negatively impact our business, results of operations and financial condition.

On September 24, 2009, purported stockholder John Dugdale filed a complaint in San Diego Superior Court on behalf of himself and all others similarly situated and derivatively on behalf of the Company, in the Superior Court of the State of California, County of San Diego (the Complaint). The Complaint purports to be both a stockholder class action and derivative action and alleges claims for breach of fiduciary duties, abuse of control, gross mismanagement and corporate waste against the Company’s directors Faheem

Hasnain, Brad Goodwin, Gary Lyons, David R. Parkinson, Kurt Von Emster, Hoyoung Huh and Does 1-25 (the Defendants), in connection with certain offers made by Biogen Idec to acquire the Company, including the tender offer. The Complaint seeks declaratory and injunctive relief, including an order compelling Defendants to comply with their fiduciary duties, prohibiting Defendants “from entering into any contractual provisions which harm Facet or its shareholders” or that “prohibit [D]efendants from maximizing shareholder value,” and either invalidating or directing the rescission or redemption of the rights to purchase shares of Series A Preferred Stock issued pursuant to the Rights Agreement between the Company and Mellon Investor Services LLC, dated as of September 7, 2009 and any other “defensive measure that has or is intended to have the effect of making the consummation of an offer to purchase the Company more difficult or costly for a potential acquirer.” The Complaint further seeks fees and costs, including attorneys’ and experts’ fees. Other lawsuits may be filed against us and our directors with similar or additional allegations relating to Biogen Idec’s unsolicited offer, our adoption of a stockholder rights plan or other events related to the unsolicited offer. Such claims and any resultant litigation could subject us to liability, could be time consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Moreover, there can be no assurance as to the reaction of our employees, stockholders, collaboration partners, licensees and other business partners to the institution or ultimate resolution of any such proceedings.

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

Completion of clinical development generally takes several years or more. The length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly according to the type, complexity and intended use of the product candidate and is difficult to predict. Further, we, the FDA, the European Medicines Agency (EMEA), investigational review boards or data safety monitoring boards may decide to temporarily suspend or permanently terminate ongoing trials. Failure to comply with extensive regulations may result in unanticipated delay, suspension or cancellation of a trial or the FDA’s or EMEA’s refusal to accept test results. As a result of these factors, we cannot predict the actual expenses that we will incur with respect to preclinical or clinical trials for any of our potential products, and we expect that our expense levels will fluctuate unexpectedly in the future. Despite the time and expense incurred, we cannot guarantee that we will successfully develop commercially viable products that will achieve FDA or EMEA approval or market acceptance, and failure to do so would materially harm our business, financial condition and results of operations.

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

In September 2005 we entered into collaboration agreements with Biogen Idec for the joint development of daclizumab in certain indications, including MS, and volociximab (M200) in all indications; in August 2008 with BMS for the co-development of elotuzumab in multiple myeloma and other potential oncology indications; and in August 2009 with Trubion for the co-development of TRU-016, a product candidate in phase 1 clinical trials for chronic lymphocytic leukemia. These agreements are particularly important to us. The collaboration agreements provide significant combined resources for the development, manufacture and potential commercialization of covered products. We and our collaborators each assume certain responsibilities and share expenses. Because of the broad scope of the collaborations, we are particularly dependent upon the performance by Biogen Idec, BMS and Trubion of their respective obligations under the agreements. The failure of our collaborators to perform their obligations, our failure to perform our obligations, our failure to effectively manage the relationships, or a material contractual dispute between us and either of our collaborators could have a material adverse effect on our prospects or financial results. Moreover, our financial results depend in substantial part upon our efforts and related expenses for these programs. Our revenues and expenses recognized under each collaboration will vary depending on the work performed by us and our collaborators in any particular reporting period.

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

If daclizumab were to be approved for the treatment of relapsing multiple sclerosis, it would face competition from currently approved and marketed products, including interferon-beta agents, such as Biogen Idec’s Avonex®, Bayer HealthCare Pharmaceuticals’ Betaseron®, Novartis Pharmaceutical Corporation’s (Novartis) Extavia® and EMD Serono Inc.’s Rebif®, a non-interferon immune modifier, Teva Pharmaceutical Industries Ltd.’s Copaxone®, and a monoclonal antibody, Biogen Idec and Elan Pharmaceuticals, Inc.’s Tysabri®. Further competition could arise from drugs currently in development, including Merck Serono S.A.’s Movectro (oral cladribine), Novartis fingolimod and other monoclonal antibodies in development, such as Genzyme Corporation’s Campath®, Genmab A/S’s ofatumumab, and Genentech, Inc. (Genentech) and Roche’s ocrelizumab.

If elotuzumab were to be approved for the treatment of multiple myeloma, it could face competition from currently approved and marketed products, including Celgene Corporation’s Revlimid® and Thalomid® and Millennium Pharmaceuticals, Inc.’s Velcade®. Further competition could arise from drugs currently in development, including Centocor, Inc.’s CNTO-328, Novartis’ Panobinostat, Merck & Co., Inc.’s Vorinostat, Proteolix Inc.’s carfilzomib, Genentech and Seattle Genetics, Inc.’s dacetuzumab, Novartis and Xoma Ltd.’s lucatumumab, and Pfizer Inc.’s (Pfizer) CP-751871.

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

If TRU-016 were to be approved for the treatment of chronic lymphocytic leukemia, it would face competition from certain products that are used for such indication, such as Genentech’s and Biogen Idec’s Rituxan®, Genzyme Corporation’s alemtuzumab and Genmab A/S and GlaxoSmithKline’s Arzerra®. In addition, TRU-016 may face competition in the future from Celgene’s Revlimid® or other drugs presently in development, if these agents are approved in the future for this indication.

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

As part of the regulatory approval process, we or our contractors must demonstrate the ability to manufacture the pharmaceutical product to be approved. Accordingly, the manufacturing process and quality control procedures are required to comply with the applicable FDA Current Good Manufacturing Practice (cGMP) regulations and other regulatory requirements. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.

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

Further, regulatory approvals may be withdrawn if we do not comply with regulatory standards or if problems with our products occur. In addition, under a Biologics License Application (BLA), the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. If we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

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

We must rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA’s cGMP requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

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

In April 2009, we became aware of assertions from one of PDL’s former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of September 30, 2009.

We are not aware of any other potential material indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future.

We must attract and retain highly skilled employees in order to succeed.

To be successful, we must attract and retain qualified clinical, scientific and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. In connection with prior strategic reviews and asset sale processes, PDL and we eliminated a significant number of employment positions over the course of several restructurings and reductions in force. The Spin-off represented a further change and our employees may have concerns about our prospects as a stand-alone company, including our ability to successfully operate the new entity and our ability maintain our independence. These prior restructurings and reductions in force and the Spin-off have created uncertainty for our employees.  If we are not successful in assuring our employees of our prospects as an independent company, our employees may seek other employment, which could materially adversely affect our business.

On September 21, 2009, Biogen Idec, through a wholly owned subsidiary, launched an unsolicited tender offer to acquire the outstanding shares of our common stock, subject to a number of terms and conditions contained in the tender offer documents Biogen Idec filed with the SEC. On October 1, 2009, we issued a press release announcing we had filed documents with the SEC in which our Board of Directors unanimously recommended that our stockholders reject the Biogen Idec offer and not tender their shares pursuant to Biogen Idec’s tender offer.  On October 19, 2009 we issued another press release reiterating the recommendation of our Board of Directors that Facet Biotech stockholders reject Biogen Idec’s unsolicited tender offer, which on October 16, 2009, was extended to December 16, 2009. Biogen Idec’s unsolicited offer has created additional uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. We have put in place severance and compensation incentives in response to Biogen Idec’s unsolicited offer in an effort to mitigate the number of voluntary terminations; however, these programs may not provide effective incentive to employees to stay with us.  The uncertainly created by past events and Biogen Idec’s unsolicited tender offer may also make the recruitment of key personnel more difficult, which would adversely affect our operations, particularly if we lose and need to replace key executives.

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

Our business has experienced significant net losses and we expect to continue to incur additional net losses over the next several years as we continue our research and development activities and incur significant preclinical and clinical development costs. During the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007 and 2006, we recognized a cumulative loss of $686.7 million. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed any revenues we may receive. Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses also may increase if:

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

Although we expect that we will have sufficient cash to fund our operations and working capital requirements to approximately the end of 2012 based on current operating plans, we may need to raise additional capital in the future to:

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

Our historical financial information included in this Quarterly Report for the nine months ended September 30, 2008 does not necessarily reflect what our results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future results of operations or future cash flows. This is primarily a result of the following factors:

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

Our revenues and expenses may be unpredictable and may fluctuate from quarter to quarter due to, among other things, the timing and the unpredictable nature of clinical trial, manufacturing and related expenses, including payments owed by us and to us under collaborative agreements for reimbursement of expenses, and future milestone revenues or expenses under collaborative agreements. In addition, the recognition of clinical trial and other expenses that we otherwise would recognize over a period of time under applicable accounting principles may be accelerated in certain circumstances. In such a case, it may cause our expenses during that period to be higher than they otherwise would have been had the circumstances not occurred. For example, if we terminate a clinical trial for which we paid non-refundable upfront fees to a clinical research organization and in which we did not accrue all of the patient costs, the recognition of the expense associated with those fees that we were recognizing as we accrued patient costs would be accelerated and recognized in the period in which the termination occurred.

In addition, we may recognize restructuring charges or asset impairment charges in future periods that could materially impact our total operating expenses. For example, during the nine-month period ended September 30, 2009, we recognized restructuring charges of $15.5 million related to one of the two buildings that we currently lease in Redwood City, California. Since we are required to review and update our restructuring estimates each quarter, in future periods we could recognize unfavorable changes in estimates related to our current lease-related restructuring liability that could be material. In addition, as disclosed in our Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations, we could recognize substantial asset impairment charges if we were to sublease both of our currently leased buildings in Redwood City for rates that are not significantly in excess of our costs.

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

•                  public announcements of offers to acquire the Company and potential termination or expiration of such offers, including Biogen Idec’s unsolicited tender offer;

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

Your percentage ownership in Facet Biotech may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees as well as other equity instruments that may be issues in the future such as debt and equity financing. Under the Facet Biotech 2008 Equity Incentive Plan (the 2008 Equity Incentive Plan), which provides for the grant of equity- based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our directors, officers and other employees, advisors and consultants, we have reserved a total of 3.5 million shares of our common stock for issuance. As of September 30, 2009, 3.1 million shares were subject to issuance under outstanding stock option and restricted stock awards, and we expect to continue to grant additional equity-based awards to our employees and directors in the future.

Our stockholder rights plan and provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company or limit the price investors might be willing to pay for our common stock.

Our stockholder rights plan, certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  The stockholder rights plan, provisions of our certificate of incorporation and bylaws and Delaware law are intended to encourage prospective acquirors to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value.   However, the stockholder rights plan and such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. The provisions in our certificate of incorporation and bylaws include, among others:

•      no right of our stockholders to act by written consent;

•      procedures regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•      the right of our Board to issue preferred stock without stockholder approval; and

•      no stockholder rights to call a special stockholders meeting.

In addition, certain provisions of the Delaware General Corporation Law (DGCL), including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of the Company. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers and employee plans) of a company.

The above factors may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of the Company, including in transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.  We can give no assurance as to the ultimate outcome of any litigation that may be brought seeking to invalidate or enjoin our takeover defenses or provisions of Delaware law.

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We place our cash, cash equivalents and marketable securities with multiple financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the FDIC’s Temporary Liquidity Guarantee Program. Our investment policy limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

The fair value of our cash equivalents and marketable debt securities at September 30, 2009 was $309.1 million. These investments include $53.9 million of cash equivalents which are due in less than three months, $176.8 million of short-term investments which are due within one year and $78.4 million of long-term investments which are due between one year and two years from September 30, 2009. Our investment strategy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest the majority of our marketable securities portfolio in short-term securities with at least an investment grade rating of A to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the FDIC’s Temporary Liquidity Guarantee Program, we have concluded that there is no material market risk exposure.

If market interest rates were to have increased by 1% as of September 30, 2009, the fair value of our portfolio would have declined by approximately $2.1 million.  The modeling technique used measures changes in the fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.  As of September 30, 2009, a portion of our portfolio was invested in a Government money market fund.  Government support of the housing Government Sponsored Enterprises (GSEs) has created implied credit and liquidity support thereby reducing the risks of holding such securities, relative to Treasuries.  The ongoing conservatorship of the housing GSEs is not expected to have an adverse effect on Government money market funds.  Credit and liquidity risks in the current market could also adversely affect the value of our investments in prime money market funds.  If the difference between amortized cost and outside market valuations becomes significant, the fund’s valuation may change causing the fund to “break the buck” (move from the USD 1.00 net asset value).   Many of the current issues affecting prime money market funds involve investments in commercial paper issued by Structured Investment Vehicles (SIVs). Rating agencies have downgraded certain commercial paper issues and issuers, which has caused some funds to hold investments that no longer are in the top tier and become ineligible securities and need to be sold.  These securities held by the money market fund may be sold below its amortized cost resulting in losses and funds breaking the buck if the fund sponsor does not step in and buy above the current market value. Because of the recent difficulty encountered by certain funds, those funds have restricted withdrawals in some cases.  Our money market funds maintained a positive yield, a USD 1.00 net asset value and were not subject to deposit or withdrawal restrictions as of September 30, 2009.  However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

In addition to our marketable debt securities, we also hold certain marketable equity securities that had a fair value of $11.4 million as of September 30, 2009. If the common stock valuation were to either increase or decrease in value by 10%, the fair value of our portfolio as well as the unrealized gain related to such portfolio would change by approximately $1.1 million.

In addition, we have a lease financing liability, which was $25.5 million at September 30, 2009, related to the Lab Building. Lease payments related to this financing liability, including amounts representing interest and ground rental expense, are reflected in the table below. Payments under the Lab Building lease agreement are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.

(In thousands)	2009*	2010	2011	2012	2013	Thereafter	Total
Lease Financing Liability
Lease payments, including amounts representing interest and ground rental expense	$874	$3,616	$3,743	$3,874	$4,009	$33,199	$49,315

* The 2009 amount represents payments for the three-month period between October 1, 2009 and December 31, 2009.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 1A.                     RISK FACTORS

Our risk factors are included in this Quarterly Report on Form 10-Q at the end of the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations within Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, except as noted below:

•                  We added the risk factors entitled, “We are subject to a takeover bid that is disruptive to our business and may distract our management and employees and create uncertainty that may adversely affect our business and results,” “Litigation directly or indirectly resulting from Biogen Idec’s unsolicited tender offer may negatively impact our business, results of operations and financial condition,” and “Our stockholder rights plan and provisions in our certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of our company or limit the price investors might be willing to pay for our common stock.”

•                  We made modifications to the risk factor entitled, “We face significant competition,” to reflect the impact of our Trubion collaboration agreement that was executed during the third quarter of 2009.

•                  We made modifications to the risk factor entitled, “We must attract and retain highly skilled employees in order to succeed,” to reflect the impact of the unsolicited tender offer made by Biogen Idec.

•                  We deleted the risk factor entitled, “We may not receive the contingent consideration related to the sale of the product rights to new formulations of Cardene and the ularitide development-stage product under the Asset Purchase Agreement with EKR,” because we signed an amendment to the Asset Purchase Agreement with EKR on October 19, 2009, which eliminated EKR’s obligation to pay us the potential two milestone payments.

•                  We made modifications to the risk factor entitled, “Our operating expenses and results and any future revenue likely will fluctuate in future periods,” to describe potential significant charges which could materially impact our total operating expenses in future periods.

•                  We deleted the risk factor entitled, “Our business strategy is dependent on our ability to in-license or otherwise acquire the rights to develop and commercialize products,” because it is no longer a focus of our Company.

ITEM 5.          OTHER INFORMATION

As disclosed in our proxy statement for our 2009 annual meeting, a stockholder who wishes to have a proposal considered for inclusion in our proxy statement for the 2010 Annual Meeting of Stockholders under Rule 14a-8 of the Exchange Act must submit the proposal to us in writing by January 6, 2010, which is the date in 2010 that is 120 calendar days before the month and day we began mailing our 2009 proxy statement to our stockholders.

Under our bylaws as currently in effect, to be timely, notices of stockholder proposals submitted outside the processes of Rule 14a-8 of the Exchange Act for presentation at our 2010 annual meeting must be received at our principal executive offices not earlier than the close of business on January 26, 2010 and no later than the close of business on February 25, 2010, which are the 120th day and the 90th day, respectively, prior to the first anniversary of the date of our 2009 annual meeting.  Our current bylaws further provide that if the date of our 2010 annual meeting is earlier than April 26, 2010 or later than June 25, 2010 (in the case of proposals other than nominations to our Board of Directors), or if it is changed by more than 30 days from the date contemplated at the time of the 2009 proxy statement (in the case of nominations to our Board of Directors), to be timely, notices of stockholder proposals must be received not later than the close of business on the later of the 90th day prior to the annual meeting or the 10th day following the date on which public announcement of the date of such meeting is first made.  These advance notification requirements and the other provisions of our bylaws remain subject to change in accordance with the terms of our bylaws.

ITEM 6.                              EXHIBITS

10.1	Collaboration and License Agreement, dated August 27, 2009, between Trubion Pharmaceuticals, Inc. and Facet Biotech Corporation†

10.2	Amendment No. 2 to Clinical Drug Substance Supply Agreement, effective September 25, 2009, between Genmab MN, Inc. and Facet Biotech Corporation†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

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

Dated: November 3, 2009

FACET BIOTECH CORPORATION
(Registrant)

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb C. Cross
Herb C. Cross
Corporate Controller
(Principal Accounting Officer)