Form 10-K
period 2009-12-31
FACET BIOTECH CORP
filed 2010-02-24
CIK 1441848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34154

Facet Biotech Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3070657 (I.R.S. Employer Identification No.)
1500 Seaport Boulevard Redwood City, CA 94063 (Address of principal executive offices)
Registrant's telephone number, including area code (650) 454-1000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share Preferred Stock Purchase Rights, no par value
Securities registered pursuant to Section 12(g) of the Act: None (Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of shares of common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of common stock on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market, was $225,906,370.

          As of February 15, 2010, the registrant had outstanding 25,093,117 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement to be delivered to stockholders with respect to the registrant's 2010 Annual Meeting of Stockholders to be filed by the registrant with the U.S. Securities and Exchange Commission (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

 PART I

Forward-looking Statements

        This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward- looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

ITEM 1.    BUSINESS

OVERVIEW

        We are a biotechnology company dedicated to advancing our pipeline of several clinical-stage products and expanding and deriving value from our proprietary next-generation protein engineering platform technologies to improve the clinical performance of protein therapeutics.

        At the beginning of 2008, PDL operated three businesses: (1) the biotechnology business (Biotechnology Business), (2) the antibody humanization patents licensing and royalty business (Royalty Business) and (3) the development, sale and marketing of non-antibody commercial products (Commercial and Cardiovascular Business). During 2008, PDL decided to spin off its Biotechnology Business (the Spin-off). In July 2008, in preparation for the Spin-off, PDL organized Facet Biotech as a Delaware corporation and a wholly owned subsidiary of PDL. In connection with the Spin-off, PDL contributed to Facet Biotech the Biotechnology Business pursuant to the terms and conditions of the Separation and Distribution Agreement between Facet Biotech and PDL. On December 18, 2008, PDL distributed all of our then-outstanding shares of common stock to PDL's stockholders consummating the Spin-off of Facet Biotech.

        Our business strategy is focused primarily on advancing our existing pipeline and expanding and deriving value from our next-generation protein engineering platform technologies.

  •
  Advancing our existing pipeline:  We are focused on advancing our existing clinical programs to further stages of development. We currently have five clinical-stage products for oncology and immunologic disease indications, of which one is enrolling patients into the first of two required registrational trials, one is in phase 2 and three are in phase 1. We have three strategic development collaborations in place, which we believe will help us increase the likelihood of success of our programs by (1) enhancing our development capabilities, (2) providing therapeutic area knowledge and expertise with bringing products to market and (3) sharing in the cost and risks associated with the development of product candidates.

  •
  Expanding and deriving value from our next-generation protein engineering platform technologies:  Building on our years of experience in antibody humanization, we have developed proprietary protein engineering platform technologies that can improve key characteristics of protein therapeutics. These technologies offer the ability to rapidly and comprehensively map the entire protein to determine the tolerability to mutation of each amino acid in order to identify large numbers of novel, higher affinity point mutations, reduce immunogenicity, improve half-life and engineer cross-reactivity. Using these technologies, we have identified hundreds of novel variants of five commercial antibodies: Avastin®, Erbitux®, Herceptin®, Humira® and Xolair®, and have filed composition of matter patent applications covering these variants. We intend to continue our protein engineering work on additional commercial and development-stage antibodies. We believe our proprietary platform and capabilities may provide strategic value to companies seeking to engineer and improve first-generation proteins or those that may be interested in entering the biobetter or biogeneric markets. We are evaluating opportunities to license our technologies, collaborate on the development of biobetters or biogenerics and perform protein engineering services for a fee.

        We believe we can successfully implement our strategy through our key strengths, including: (1) engineering and optimizing protein therapeutics, (2) using our process science capabilities to develop highly efficient manufacturing processes and appropriate pharmaceutical dosage forms for our products from clinical through to commercial scale, (3) applying our research expertise to gain detailed biological, pharmacological and toxicological understanding of product candidates, (4) advancing the development of validated preclinical therapeutics from the preclinical stage through phase 1 clinical studies and (5) utilizing our cash position to support our business strategy.

OUR PRODUCTS IN DEVELOPMENT

        We currently have several investigational compounds in various stages of development for the treatment of cancer and immunologic diseases, four of which we are developing with our collaboration partners; two with Biogen Idec Inc., one with Bristol-Myers Squibb Company (BMS), and one with Trubion Pharmaceuticals, Inc. (Trubion). The table below lists the compounds for which we are pursuing development activities either on our own or in collaboration with other companies. None of our product candidates have been approved by the United States Food and Drug Administration (FDA) or commercialized in the indication in which our trials are focused. Not all clinical trials for each product candidate are listed below. The development and commercialization of our product candidates are subject to numerous risks and uncertainties, as noted in Item 1A under the heading "Risk Factors."

Product Candidate	Indication/Description	Program Status	Collaborator
Daclizumab	Multiple sclerosis	Phase 2b	Biogen Idec
Volociximab (M200)	Non-small cell lung cancer	Phase 1	Biogen Idec
Elotuzumab (HuLuc63)	Multiple myeloma	Phase 1/2	BMS
TRU-016	Chronic lymphocytic leukemia	Phase 1	Trubion
PDL192	Solid tumors	Phase 1	—
PDL241	Immunologic diseases	Preclinical	—
Other candidates	Oncology	Candidates under evaluation	—

        Daclizumab.    Daclizumab is a humanized monoclonal antibody that binds to the alpha chain (CD25) of the interleukin-2 (IL-2) receptor on activated T cells, which are white blood cells that play a role in inflammatory and immune-mediated processes in the body. Daclizumab has been approved for acute transplant rejection and was previously commercialized by Hoffmann La-Roche (Roche) under the trademark Zenapax®. In 2009, Roche voluntarily ceased the commercialization of Zenapax in the acute transplant rejection market due primarily to commercial reasons and not due to any safety concerns.

        We believe daclizumab has potential use in multiple sclerosis (MS) as well as other indications. We have created a new form of daclizumab based on a proprietary, robust, high-yield manufacturing process (DAC HYP). We have also developed a stable, higher concentration formulation to allow administration of DAC HYP in clinically practical volumes through subcutaneous injection to facilitate daclizumab's wider application to immunological disease indications. Currently, we have a worldwide strategic development collaboration for daclizumab with Biogen Idec in which we share development costs and commercial rights in MS and other indications other than respiratory and transplant indications. We wholly own the rights for daclizumab in respiratory and transplant indications, which are not subject to our collaboration agreement with Biogen Idec.

        See Our Business—Strategic Collaborations and Licensing Agreements section for more details on the collaboration agreement with Biogen Idec.

        Daclizumab in Multiple Sclerosis:    We and our collaboration partner, Biogen Idec, are currently testing daclizumab as a new therapy for relapsing MS in the first of two required registration-enabling trials. In 2007, we and Biogen Idec announced that the CHOICE trial, a phase 2, randomized, double-blind, placebo-controlled trial of daclizumab conducted in 230 patients, met its primary endpoint in relapsing MS patients being treated with interferon beta. These data showed daclizumab administered at 2 mg/kg every two weeks as a subcutaneous injection added to interferon beta therapy significantly reduced new or enlarged gadolinium-enhancing lesions at week 24 compared to interferon beta therapy alone.

        In the first quarter of 2008, we and Biogen Idec initiated a phase 2b monotherapy trial of daclizumab, the SELECT trial, to advance the overall clinical development program in relapsing MS. In March 2009, we and Biogen Idec announced our decision to amend the daclizumab SELECT trial in response to the agreement of the FDA and European regulatory agencies to consider an expanded SELECT study as a registration-enabling study, thus requiring only one additional registration-enabling study to be conducted instead of two. Prior to this agreement, the companies had expected to conduct two registration-enabling studies in addition to SELECT. Therefore, we amended the SELECT trial to increase the sample size from 300 to 600 subjects and change the primary endpoint to annualized relapse rate.

        In July 2009, an interim futility analysis was performed with respect to the SELECT trial to ensure patient safety and to evaluate whether the trial should continue. As described in an unblinding plan submitted to the FDA, an independent statistician analyzed clinical data from approximately 150 clinical trial patients that had completed at least six months of treatment. An independent safety monitoring committee reviewed the interim data and recommended to Biogen Idec and to us that the SELECT study be continued with both daclizumab dose arms (150mg and 300mg monthly doses). In addition, to determine whether the collaboration should initiate the DECIDE phase 3 trial and to inform the design of this trial, certain prearranged employees of each of the Company and Biogen Idec (which employees are no longer directly involved in the management of the SELECT study) reviewed summary data tables, which included efficacy and safety data, prepared by the independent statistician from the interim futility analysis. Based on this review of interim data and data from prior studies, these prearranged personnel recommended on behalf of the Company and Biogen Idec that the collaboration should initiate the DECIDE phase 3 trial, which is the second and final required registration-enabling study. SELECT remains an ongoing blinded study and we expect the primary endpoint data readout to occur in the second half of 2011.

        In August 2009, following the SELECT interim futility analysis and summary data review, we submitted a Special Protocol Assessment (SPA) for the DECIDE phase 3 trial to the FDA and we, together with Biogen Idec, are working with the FDA to finalize the protocol for the DECIDE trial. We expect to complete the SPA process with the FDA and initiate this phase 3 trial during the first half of 2010. We believe the probability of success of the daclizumab program has increased significantly following the SELECT interim futility analysis and summary data review and, considering as well the data to date from a number of daclizumab clinical trials, the Company believes the development of daclizumab for use in MS has a strong probability of success.

        The global MS therapeutic market for 2010 is estimated at $10.9 billion, of which approximately $9.7 billion, or 88%, is expected to be comprised of sales of interferons and Copaxone®. We believe that next-generation molecules which are significantly more efficacious than interferons and Copaxone, will capture a significant and increasing portion of the MS market. Among these potentially more efficacious next-generation molecules, we believe that safety likely will be a significant differentiating factor. Based on daclizumab efficacy and safety data to date over a number of clinical trials, we believe that daclizumab, if approved, would achieve a strong position in the global MS market.

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

        Volociximab in Solid Tumors:    We have a worldwide, development collaboration with Biogen Idec for volociximab under which we are currently investigating volociximab in a phase 1 trial in patients with non-small cell lung cancer (NSCLC). Data to date in this trial have shown a median progression-free survival of 6.6 months, which is similar to the efficacy seen from prior studies of Avastin® in NSCLC. Follow-up remains ongoing in this trial. In the past, we have conducted studies of volociximab in ovarian cancer, pancreatic cancer, renal cell carcinoma and melanoma. The data from these trials and associated analyses have contributed to our understanding of the mechanism and safety profile of volociximab, and we are applying this knowledge to our ongoing program. We plan to continue to evaluate the data from our clinical trials and determine with Biogen Idec future development plans for this antibody.

        Volociximab in Eye Disorders:    We and Biogen Idec licensed volociximab for ophthalmic indications to Ophthotech Corporation for various milestones and eventual royalties on potential product sales.

See Our Business—Strategic Collaborations and Licensing Agreements section for more details on this out-licensing agreement.

        Elotuzumab.    Elotuzumab is a humanized monoclonal antibody that binds to CS1, a cell surface glycoprotein that is highly expressed on myeloma cells but minimally expressed on normal human cells. We believe elotuzumab may induce anti-tumor effects primarily through antibody-dependent cellular cytotoxicity (ADCC) activity towards myeloma cells. We believe elotuzumab has significant potential as a targeted therapy for multiple myeloma.

        Preclinical data from our elotuzumab program are suggestive of the antibody's biologic activity. The scientific rationale supporting our development of this antibody includes reduction of human multiple myeloma tumors in animal models, destruction of multiple myeloma cells obtained directly from patients, and an extensive analysis of the target for elotuzumab, CS1, which is highly expressed in almost all cases of multiple myeloma independent of stage or prior therapy.

        In August 2008, we entered into a collaboration agreement with BMS for the joint development and commercialization of elotuzumab in multiple myeloma and other potential oncology indications. See Our Business—Strategic Collaborations and Licensing Agreements section for more details on the collaboration agreement with BMS.

        We are currently evaluating elotuzumab as a second line treatment in two studies in patients with multiple myeloma: a phase 1/2 trial of elotuzumab in combination with lenalidomide (Revlimid®) and low-dose dexamethasone and a phase 1 trial of elotuzumab in combination with bortezomib (Velcade®). At the American Society of Hematology (ASH) annual meeting in December 2009, we presented promising preliminary data from the phase 1 portion of the trial of elotuzumab in combination with lenalidomide and low-dose dexamethasone. These data showed that of the 28 treated patients in this portion of the trial, 23 (82%) had an objective response by International Myeloma Working Group (IMWG) criteria. Further, a subset analysis showed that of 22 patients who had not previously received lenalidomide treatment, 21 patients (95%) achieved an objective response. No dose-limiting toxicities were reported in the study up to 20 mg/kg elotuzumab and a maximum tolerated dose was not established. Two patients experienced serious adverse events of allergic reactions that were related to the infusion of elotuzumab and were withdrawn from the study. These adverse events resolved with treatment.

        In January 2010, we announced enrollment of the first patient into the phase 2 portion of the ongoing phase 1/2 study of elotuzumab for the treatment of relapsed multiple myeloma in combination with lenalidomide and low-dose dexamethasone. As a result, we received a $15 million milestone payment from BMS in the first quarter of 2010. In the phase 2 portion of the study, up to 60 patients with relapsed multiple myeloma will be randomized to receive elotuzumab at 10 or 20 mg/kg in combination with lenalidomide and low-dose dexamethasone. The primary endpoint of the study is to evaluate objective response of the combination. Additional endpoints include safety, pharmacokinetics and pharmacodynamics. We expect to complete enrollment of this study in 2010 and make a determination with BMS in 2011 whether to advance the program into a phase 3 trial.

        TRU-016.    TRU-016, a Small Modular ImmunoPharmaceutical (SMIPTM) protein therapeutic, is a novel CD37-directed therapy for the treatment of B-cell malignancies, such as chronic lymphocytic leukemia (CLL) and non-Hodgkin's lymphoma (NHL) as well as certain autoimmune and inflammatory disease indications. TRU-016 appears to be a highly effective drug that acts through a different mechanism of action than CD20-directed therapies: and antibody dependent cellular cytoxicity (ADCC). As such, TRU-016 may be effective in treating patients who do not respond well or at all to CD20-directed therapies when used alone or in combination with chemotherapy or CD20-directed therapeutics. TRU-016 may have broad utility in a number of therapeutic areas, including CLL, NHL, MS, rheumatoid arthritis and lupus.

        Preliminary data from the ongoing phase 1 trial of TRU-016 as a monotherapy in patients with CLL were first presented at the American Society of Clinical Oncology (ASCO) annual meeting in June 2009. Additional data from this trial for 33 patients were presented in December 2009 at the ASH meeting. A majority of these patients (20/33) had high-risk genomic features associated with a poor prognosis and had received multiple prior therapies. Evidence of TRU-016 biological activity was seen beginning with patients dosed at the 0.3 mg/kg dose level, including in high-risk patients. Clinical activity was seen at the 6 mg/kg and 10 mg/kg dose levels. Partial response was observed in five patients, including one patient with the 17p deletion cytogenetic abnormality. In addition, reductions in lymphadenopathy as well as reductions in splenomegaly and peripheral lymphocytosis have been seen. Two patients with leukemia cutis experienced clearing, one complete and one partial. At the 10 mg/kg dose, four of five patients with elevated peripheral lymphocyte counts were reduced to normal levels. A total of 16 serious adverse events have been reported. The maximum tolerated dose has not yet been reached.

        In August 2009, we entered into a collaboration agreement with Trubion for the global development and commercialization of protein therapeutics directed at the CD37 antigen, including TRU-016. See Our Business—Strategic Collaborations and Licensing Agreements section for more details on the collaboration agreement with Trubion.

        PDL192.    PDL192 is a humanized monoclonal antibody that binds to the TWEAK (tumor necrosis factor-like weak inducer of apoptosis) receptor (TweakR), also known as Fn14 or TNFRSF12A, a cell surface glycoprotein with homology to the family of tumor necrosis factor (TNF) receptors. PDL192 appears to have dual mechanisms of action, where binding to the target results in a biological signal detrimental to the cancer cell. In addition, PDL192 may be able to recruit the immune system to also mediate ADCC activity to help destroy the tumor. Our scientists have demonstrated that TweakR is over-expressed in a number of solid tumor indications including pancreatic, colon, lung, renal, breast and head and neck cancers. Our ongoing scientific work will help prioritize those tumors for therapeutic testing. In preclinical studies, PDL192 also has been shown to inhibit tumor growth of various models of human cancer in mice. Currently, we are investigating PDL192 in a phase 1, dose-escalation, monotherapy trial in solid tumor indications. Although several companies are targeting Fn14 in oncology and immunology programs, to our knowledge, we are the only company that has advanced a program into the clinic. We own the worldwide rights to PDL192.

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

        PDL241.    PDL241 is a novel humanized monoclonal antibody directed against the CS1 antigen that we believe may have potential in immunologic diseases. We have completed preclinical toxicology and mechanistic studies for this preclinical candidate. Under the terms of our collaboration agreement with BMS to develop elotuzumab, BMS had an option to expand our collaboration to include the PDL241 antibody after we completed certain preclinical studies, which we completed in October 2009. In January 2010, we announced that BMS elected not to expand our existing collaboration to include PDL241. As a result of this decision, we will not receive from BMS the $15 million opt-in payment or any of the milestone payments related to this compound under our collaboration agreement with BMS. We plan to evaluate opportunities to collaborate with other third parties on the potential development of PDL241.

        Preclinical candidates.    We continue to evaluate a variety of different business development opportunities, including potential collaborative or in-licensing agreements, for oncology candidates in preclinical development. In addition, we expect to continue to develop internal candidates using our next-generation protein engineering platform technologies.

        For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see our Risk Factors in Item 1A of this Annual Report.

OUR NEXT-GENERATION PROTEIN ENGINEERING PLATFORM TECHNOLOGIES

        Our proprietary next-generation protein engineering technologies have the potential to improve the clinical performance of protein therapeutics as follows:

  •
  Scalable, Rapid and Comprehensive Protein Engineering.  Our proprietary platform of next-generation protein engineering technologies rapidly and comprehensively map the entire protein to determine the tolerability to mutation of each amino acid in order to identify large numbers of novel, higher affinity and neutral point mutations, reduce immunogenicity, improve half-life and engineer cross-reactivity. These technologies may be applied to protein therapeutics, including antibodies, vaccines and enzymes. We presented data regarding certain of our proprietary next-generation protein engineering capabilities, including our PxP engineering technology, at the December 2009 IBC Antibody Engineering and Therapeutics Conference in San Diego.

  •
  COM Patents.  Applying our proprietary protein engineering platform technologies, we have identified hundreds of novel variants of five commercial antibodies, bevacizumab (Avastin), cetuximab (Erbitux), trastuzumab (Herceptin), adalimumab (Humira) and omalizumab (Xolair) and have filed composition of matter (COM) patent applications covering these variants. We continue to identify novel mutations for a number of additional protein therapeutics.

  •
  Potential for Collaborations and Licensing.  We believe our proprietary platform and capabilities are valuable to companies pursuing biobetters or biogenerics or seeking to engineer or improve first-generation proteins. We continue to seek business development opportunities regarding licensing our protein engineering technologies, collaborating on the development of biobetters or biogenerics and performing protein engineering services for a fee.

OUR RESEARCH AND DEVELOPMENT CAPABILITIES

        Our main research and development organizations include (1) Research, (2) Product Operations and Quality and (3) Preclinical Sciences and Clinical Development. We have a broad range of capabilities, with departments that specialize in the major areas of the drug development process.

Research

        Our research activities are focused in three areas: (1) progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, (2) utilizing translational research to influence and enhance the course of clinical investigation of our therapeutics and (3) refining our protein engineering technology platform and technologies.

        First, to enhance the probability of success for new therapeutic candidates, we target biological pathways that have a high level of validation, demonstrated by activity in in vitro cellular systems along with in vivo models of both oncologic and immunological diseases. We also conduct appropriate safety testing prior to the submission of documents for regulatory approval for first-in-man studies. Using this information, we are able to make informed decisions about the candidates we select to move forward into the clinic.

        Second, our translational research activities help us identify a direction for the clinical testing of our products. We use biological models and systems to better understand the utility of our therapeutics during clinical development, an example of which is the testing of our therapeutics in in vivo models of human tumor reduction with current standards of care. Recent successes of our translational research efforts are elotuzumab (for multiple myeloma) and PDL192 (for solid tumors), both of which are humanized antibodies to novel targets and have demonstrated efficacy in the corresponding in vivo tumor models. Continued translational research on these therapeutics will provide information to help us determine the efficacy of each product for the treatment of these types of cancer.

        Third, building on our history with humanizing antibodies, we have developed proprietary next-generation protein engineering technologies that can improve certain key characteristics of protein therapeutics. These technologies offer the ability to efficiently and comprehensively map the entire protein to determine the tolerability to mutation of each amino acid in order to identify large numbers of novel, higher affinity and neutral point mutations, reduce immunogenicity, improve half-life and engineer cross-reactivity. (See Our Next-Generation Protein Engineering Platform Technologies section above for further details on our next-generation protein engineering platform).

Product Operations and Quality

        Our product operations organization serves as an integrated unit for advancing antibody molecules by developing robust and efficient processes, stable and user-friendly pharmaceutical dosage forms and comprehensive analytical packages, and by ensuring adequate supplies of antibody product for preclinical and clinical testing. Our technology platform for the production of antibodies is well-characterized and established to reliably support the movement of antibody molecules through various stages of clinical development. The quality function ensures that our products for clinical and non-clinical studies are produced, and that our non-clinical and clinical studies are conducted, in compliance with applicable quality standards and regulations.

        Antibodies for use as human therapeutics are generally manufactured using mammalian cell lines. We produce and characterize such cell lines in our facilities and engage in development activities intended to improve the productivity and ability of these cell lines to produce monoclonal antibodies with desirable physicochemical and biological characteristics. Our ability to develop robust and consistent bioprocesses, scale-up and transfer processes to manufacturing plants and establish comparability between materials produced at various scales and production sites is key for ensuring a consistent supply of study drug for clinical studies.

        The manufacture of pharmaceutical products is an expensive, multi-step, complex process. While we are able to produce antibodies for non-clinical studies in our Redwood City facility, products used in clinical trials must be manufactured in facilities that meet all applicable regulations including current Good Manufacturing Practices as outlined by the FDA, the European Medicines Agency (EMEA) and other regulatory authorities. Steps in the manufacturing process, including the manufacture of the active pharmaceutical ingredient, filling, finishing, labeling and packaging of finished drug products, may be performed by multiple third-parties and require extensive coordination and oversight by us.

        In March 2008, we entered into a clinical supply agreement with Genmab MN, Inc., a wholly owned subsidiary of Genmab A/S (Genmab), under which Genmab manufactured clinical trial material for certain of our pipeline products for us. In November 2009, Genmab announced its decision, as part of a broader restructuring, to sell its Brooklyn Park manufacturing facility and immediately operate on a maintenance-only mode with a small staff. As a result of this decision, in January 2010, we and Genmab agreed to terminate the clinical supply agreement effective November 2010. We currently have sufficient clinical material on hand to satisfy near-term demand for our products and there is currently adequate capacity available in the contract manufacturing industry for production and fill-finish of antibodies. We therefore do not believe that the termination of the clinical supply agreement with Genmab will have an adverse impact on our clinical studies with our product candidates.

        We have begun transferring manufacturing technology and know how for elotuzumab to BMS and for daclizumab to Biogen Idec. We previously transferred volociximab manufacturing technology and know how to Biogen Idec. Our collaboration partner Trubion has responsibility for the manufacture of TRU-016. We anticipate continuing to rely on collaboration partners and contract manufacturing organizations for production of clinical trial supply materials for the foreseeable future.

Preclinical Sciences and Clinical Development

        Our preclinical sciences activities focus on further characterizing our pipeline products, with the goal of maximizing our biological and pharmacological knowledge of molecules before they enter human testing. We conduct extensive in vivo pharmacology studies in animal models to assess dosing, toxicology pharmacokinetics, and pharmacodynamics to support regulatory filings and provide information for the design of subsequent clinical trials. These researchers also support our ongoing clinical trials by conducting immunogenicity and biomarker assays, both of which are critical to understanding how our drug candidates function in humans.

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

Strategic Development Collaborations

        Strategic development collaborations generally represent relationships in which we and another party share in the effort, costs and success of a development program. The terms of such agreements generally provide for license fees, research and development funding, milestone payments related to research results and subsequent product development activities and, if successful, milestones, royalties and/or a split of the profits related to the sales of the product. Strategic collaborations can help to increase the potential value of our drug development programs and our Company in a number of ways, including: (1) allowing us to retain economic participation in programs while providing financial resources to the development effort, (2) supporting the development of additional pipeline products, (3) bringing new capabilities and therapeutic area knowledge that can enhance or complement our own research and development capabilities, (4) helping to accelerate our development timelines and (5) mitigating the overall risk of our strategy.

        Our collaboration agreement with Biogen Idec provides for the joint development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) in all indications. This agreement requires each party to undertake extensive efforts in support of the collaboration and requires the performance of both parties to be successful. Under the collaboration agreement, in the U.S., Canada and the European Union, we and Biogen Idec equally share the costs of all development activities and, if any of the products are commercialized, all operating profits. Each party will have co-promotion rights in the U.S., Canada and the European Union, based upon sales capabilities of each party at the time. Outside the U.S., Canada and the European Union, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to us, which would be based on percentages of net sales of collaboration products ranging from the low-teens to approximately the high-teens. We are eligible to receive development, regulatory and sales based milestones based on the further successful development of these antibodies. If the products under our collaboration with Biogen Idec are successfully developed in multiple indications and all milestones are achieved, the agreement with Biogen Idec provides for development, regulatory and sales-based milestone payments totaling up to $660 million. Of this amount, the agreement provides for $260 million in development and regulatory milestone payments related to IL-2R products (including daclizumab) and $300 million in development and regulatory milestone payments and $100 million in sales-based milestone payments related to a5b1 integrin products (including volociximab). We have previously received $10 million of these milestone payments under the collaboration with Biogen Idec. Upon the initiation of the DECIDE phase 3 study of daclizumab, which both Biogen Idec and we have announced we expect will occur in the first half of 2010, we will receive from Biogen Idec a $30 million milestone payment. At certain pre-determined points in the development plans, Biogen Idec and we each have the right to terminate our collaboration agreement, on an indication-by-indication basis, with respect to any products we are jointly developing, except that we may not elect to terminate the development of the daclizumab product in any indication. The term of the Biogen Idec agreement shall, unless earlier terminated, expire on the date on which neither party has nor will have any additional payment obligations to the other party under the terms of the agreement.

        Our collaboration agreement with BMS provides for the joint development and commercialization of elotuzumab in multiple myeloma and other potential oncology indications. Under the terms of the agreement, we share worldwide development costs with BMS funding 80 percent of the costs. The companies would share profits on any U.S. sales, with us receiving 30 percent of the profits and, outside the United States, we would receive royalties, which would be based on percentages of net sales of collaboration products ranging from the low- to mid-teens. In addition, we are eligible to receive development and commercialization milestones based on the further successful development of elotuzumab. Under the terms of the collaboration, BMS made an upfront cash payment of $30 million for the development and marketing rights to elotuzumab and for an option to expand the collaboration to include PDL241, another anti-CS1 antibody, upon completion of certain preclinical studies. If elotuzumab is successfully developed in multiple myeloma and other potential oncology indications, the agreement provides for $480 million in development and regulatory milestones and $200 million in sales-based milestones. In February 2010, we received $15 million of these milestone payments under the collaboration with BMS as a result of the initiation of a phase 2 study of elotuzumab in multiple myeloma. With four months notice, BMS may terminate our collaboration agreement with respect to any product that is jointly developed under the collaboration on a region by region basis. The BMS agreement shall remain in effect until the earlier of the agreement being terminated pursuant to the terms of the agreement, or by mutual written agreement or until the expiration of all payment obligations under the agreement. Following our completion of certain preclinical studies for PDL241, BMS notified us that it elected not to expand our existing collaboration to include PDL241. As a result of this decision, we will not receive from BMS the $15 million opt-in payment or any of the milestone payments related to this compound under our collaboration agreement with BMS.

        In August 2009, we and Trubion entered into a collaboration agreement for the global development and commercialization of TRU-016, a product candidate in phase 1 clinical trials for CLL. Under the terms of the collaboration agreement, we paid Trubion an upfront license fee of $20 million and we may be obligated to pay Trubion up to $176.5 million in additional contingent payments if certain development, regulatory and sales milestones are achieved for each product under the collaboration agreement, the significant majority of which are for achievement of later-stage development, regulatory and sales-based milestones. We and Trubion will share equally the costs of all development, commercialization and promotional activities and all global operating profits. In addition, we purchased 2,243,649 shares of newly issued shares of Trubion common stock for $10.0 million. Both we and Trubion have the right to opt out of all rights and obligations to co-develop and co-commercialize any collaboration product at certain specified milestone points or upon the occurrence of certain events. In addition, we have the right to terminate the collaboration agreement for any reason upon written notice to Trubion, provided that if we give notice on or before February 27, 2011, we are required to pay a termination fee of $10.0 million.

Out-Licensing Agreements

        In addition to development collaborations, we have a number of agreements under which we have out-licensed rights to antibody therapeutics or technology expertise. We generally out-license rights to product candidates when we believe the program is not a strategic fit for our portfolio development strategy.

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

  •
  Actinium Pharmaceuticals, Inc.—In 2003, we licensed certain rights to Actinium with respect to the development and marketing of forms of derivatives of HuM195, an anti-CD33 antibody, conjugated with alpha emitting radioisotopes, and we are entitled to receive future milestones and royalties under the license agreement with Actinium. Actinium has announced that it is conducting phase 1 and phase 2 studies to support HuM195.

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

  •
  Ophthotech Corporation—In 2008, we and Biogen Idec entered into an exclusive worldwide licensing agreement with Ophthotech, a privately held biopharmaceutical company focused on developing ophthalmic therapies for back-of-the-eye diseases, for our volociximab antibody to treat age-related macular degeneration (AMD). Under the agreement, Ophthotech was granted worldwide development and commercial rights to all ophthalmic uses of volociximab. In November 2008, Ophthotech announced that it treated its first patient in a phase 1 trial for volociximab to treat AMD, and Ophthotech has stated that a phase 1 trial of volociximab in combination with Lucentis® in AMD is ongoing.

  •
  Progenics Pharmaceuticals, Inc.—In 1999, we entered into a humanization agreement with Progenics whereby we humanized an antibody targeted to the CCR5 receptor (designated by Progenics as PRO 140). Progenics recently completed a phase 1b study of PRO 140, its principal HIV drug candidate. PRO 140 was given "Fast Track" designation by FDA.

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

        In addition to the agreements listed above, we have entered into a number of humanization agreements, pursuant to which we have humanized antibodies for a fee and licensed rights to certain know how. We may enter into other similar humanization or protein engineering agreements in the future. (See Our Next-Generation Protein Engineering Platform Technologies section above for further details on our next-generation protein engineering platform capabilities.)

        In 2008, PDL entered into an asset purchase agreement with EKR Therapeutics, Inc. (EKR), governing PDL's sale to EKR of certain of PDL's commercial and cardiovascular assets, including a currently marketed antihypertensive product, Cardene® (nicardipine hydrochloride), and the development product, ularitide. In connection with the Spin-off, PDL assigned its rights and obligations under the asset purchase agreement to us, including the right to receive royalties on sales of pre-mixed bag formulations of the Cardene product (Cardene Pre-Mixed Bag) and other contingent consideration from EKR. In October 2009, we and EKR amended the provisions governing EKR's obligation to pay us royalties on sales of pre-mixed bag formulations of the Cardene product. The amendment increased, retroactively effective to July 1, 2009, the royalty rate on net sales of the Cardene Pre-Mixed Bag product from a flat rate of 10% to the tiered royalty structure set forth below:

Net Sales per 12-month Period (July 1 through the following June 30)	Royalty Rate
$0–$40,000,000	12%
$40,000,001–$80,000,000	14%
>$80,000,001	17%

        EKR is obligated to pay us 20% of all consideration and contingent payments, whether in cash or in kind, received by EKR under out-licenses and distribution agreements covering the Cardene Pre-Mixed Bag product. The amendment also extended the royalty term for royalties on net sales of the Cardene Pre-Mixed Bag product from December 31, 2014 to December 31, 2017. If a third party launches a generic version of the Cardene Pre-Mixed Bag product, the applicable royalty rate on net sales of the Cardene Pre-Mixed Bag product would be reduced by 50%. The amended royalty structure was effective for EKR's Cardene Pre-Mixed Bag product sales beginning July 1, 2009, which impacted our revenues beginning in the fourth quarter of 2009. In consideration for these amended royalty terms, a $2.0 million fee and other changes, we eliminated EKR's potential obligation to pay us two $30 million milestone payments, which would have been payable if and when EKR achieved certain sales thresholds of the Cardene Pre-Mixed Bag product. As disclosed in our previous filings with the Securities and Exchange Commission (SEC), based on our expectation that the Cardene Pre-Mixed Bag product would face significant competition from generic versions of the intravenous version of nicardipine hydrochloride upon the expiration of the patents covering the Cardene® IV product in November 2009, we did not expect that EKR would meet the Cardene Pre-Mixed Bag sales thresholds that would trigger either of the $30 million milestone payments. Following the expiration of the patents covering the Cardene® IV product in November 2009, five generic injection versions of nicardipine hydrochloride were launched. We believe these generic forms of nicardipine hydrochloride are competing with the Cardene Pre-Mixed Bag product and will adversely impact the potential for growth of Cardene Pre-Mixed Bag product sales. To date, sales of the Cardene Pre-Mixed Bag product have not reached either of the sales thresholds that would have triggered milestone payments under the original terms of the agreement with EKR and we continue to believe that sales of the Cardene Pre-Mixed Bag product will not achieve these sales threshold levels.

        In addition to our historical out-licensing activity described above, we intend to evaluate opportunities to develop and out-license new, proprietary antibody technologies, which we believe may provide advantages to pharmaceutical and biotechnology companies involved in the development of protein therapeutics. (See Our Next-Generation Protein Engineering Platform Technologies section above for further details on our next-generation protein engineering platform.)

MAJOR CUSTOMERS

        We define our customers as our collaboration partners and our licensees from whom we have received and may receive reimbursement for research and development services, license fees, royalties and milestone payments. Note 20, "Revenues by Geographic Area and Significant Customers," in the Notes to Consolidated Financial Statements of Part II, Item 8 of this Annual Report lists our major customers who each provided over 10% of our total operating revenues in each of the last three years. Also discussed in the note are net revenues by country in 2009, 2008, and 2007.

OUR PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

        We expend a significant amount of our resources on research and development efforts to discover and develop innovative therapies for severe or life-threatening illnesses and to develop proprietary development technologies. Obtaining, maintaining and protecting the intellectual property rights, including patent rights, developed through our research and development efforts, is essential for our business to succeed. To that end, we actively seek to implement patent strategies to maximize the effectiveness of our intellectual property positions. We have numerous issued U.S and foreign patents and have a variety of patent applications pending in the U.S. and various foreign countries covering, among other things, compositions of matter, drug formulations, methods of use and action, manufacturing and methodologies.

        While we file and prosecute patent applications to protect our inventions, our pending patent applications may not result in the issuance of patents or the scope of claims in our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology.

        In addition to seeking the protection of patents and licenses, we rely upon trade secrets, know-how and continuing technological innovation, which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

        A number of companies, universities and research institutions have filed patent applications or received patents claiming compositions of matter, drug formulations, methods of use and action, manufacturing and methodologies, which could relate to our programs. Some of these applications or patents may be competitive with our applications or contain material that could prevent the issuance of patents to us or result in a significant reduction in the scope of claims in our issued patents. Additionally, other companies, universities and research institutions may obtain patents that could limit our ability to use, import, manufacture, market or sell our products, commonly referred to as our "freedom to operate," or impair our competitive position. As a result, we might be required to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We may not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we may encounter significant delays in product development while we redesign potentially infringing products or methods or may not be able to market our products at all.

        The scope, enforceability and effective term of issued patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in biotechnology patents, so that even issued patents may later be modified or revoked by relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. We cannot assure you that the patents we obtain or the unpatented proprietary technology we hold will afford us significant commercial protection or competitive advantage. Additional information regarding risks associated with our patents and other proprietary rights that affect our business is contained under the headings "We must protect our patents and other intellectual property rights to succeed" and "We may need to obtain patent licenses from others in order to manufacture or sell our potential products and we may not be able to obtain these licenses on terms acceptable to us or at all" in Item 1A under the heading "Risk Factors."

        In connection with the Spin-off, PDL assigned to us (1) the patents and other intellectual property related to the Biotechnology Business; (2) the strategic collaboration, licensing and other agreements, described in the section above entitled "Strategic Collaborations and Licensing Agreements," related to the research, development, commercialization and optimization of human therapeutics, including the human therapeutics under development by PDL, and (3) other agreements pursuant to which third parties have licensed intellectual property rights to PDL. In addition, we obtained certain rights to the Queen et al. patents and related intellectual property under a non-exclusive cross license agreement we entered into with PDL in connection with the Spin-off.

GOVERNMENT REGULATION

        The manufacturing, testing, labeling, approval and storage of our products are subject to rigorous regulation by numerous governmental authorities in the United States and other countries at the federal, state and local level, including the FDA. Conduct of non-clinical and clinical studies in support of our products are similarly subject to U.S. and international quality standards and guidelines, and are also subject to inspection from regulatory authorities at their discretion. The process of obtaining approval for initiating approval with a new pharmaceutical product and ultimately getting marketing approval requires expenditure of substantial resources and usually takes several years. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

        The process for obtaining FDA approval of drug candidates customarily begins with the filing with the FDA of an Investigational New Drug Application (IND) for the use of a drug candidate to treat a particular indication. If the IND is accepted by the FDA, we would then start human clinical trials to determine, among other things, the proper dose, safety and efficacy of the drug candidate in the stated indication. The clinical trial process is customarily divided into three phases—phase 1, phase 2 and phase 3. Each successive phase is generally larger and more time-consuming and expensive than the preceding phase. Throughout each phase we are subject to extensive regulation and oversight by the FDA. Even after a drug is approved and being marketed for commercial use, the FDA may require that we conduct additional trials, including "phase 4" trials, to further study safety or efficacy.

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

COMPETITION

        Numerous other parties have developed and are developing mouse, chimeric, human and humanized antibodies or other compounds for treating cancers and immunologic diseases that could compete with our development products. In addition, a number of academic and commercial organizations are actively pursuing similar technologies, and several companies have developed or may develop technologies that may compete with our protein engineering platform technologies. Competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborators may also independently develop products that are competitive with products that we have licensed to them. Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing, sales and other commercial resources, and the effectiveness of these resources used with respect to a product will affect its success.

        Other competitive factors affecting our business generally include:

  •
  product efficacy and safety;

  •
  timing and scope of regulatory approval;

  •
  product availability, marketing and sales capabilities;

  •
  reimbursement coverage;

  •
  the amount of clinical benefit of our product candidates relative to their cost;

  •
  method and frequency of administration of any of our product candidates which may be commercialized;

  •
  scope of patent or regulatory exclusivity of our product candidates;

  •
  the capabilities of our collaborators; and

  •
  the ability to hire qualified personnel.

EMPLOYEES

        As of December 31, 2009, we had 189 full-time employees. Of the total, 132 were engaged in research and development and 57 were engaged in general and administrative functions. During 2008 and 2009, we undertook various restructuring efforts and have recognized restructuring charges related to the termination of employees affected by these restructuring efforts. See Note 7 to the Consolidated Financial Statements found elsewhere in this Annual Report for further information related to the nature of our workforce reductions and the related restructuring charges.

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

AVAILABLE INFORMATION

        For a report of our fiscal year 2009 operating results, total assets, the amount we spent on research and development activities, and our revenues from external customers, including a geographic breakdown of such revenues, see the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

        We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

        We make available free of charge on or through our website at www.facetbiotech.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as amendments to these reports and statements, as soon as practicable after we have electronically filed such material with, or furnished it to, the SEC. You may also obtain copies of these filings free of charge by contacting our Corporate and Investor Relations Department by calling (650) 454-1000.

ITEM 1A.    RISK FACTORS

        This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are "forward looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "believes," "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward- looking statements contained in this Annual Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including the risk factors set forth below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

We were subject to a takeover bid that was disruptive to our business and may continue to distract our management and employees and create uncertainty that may adversely affect our business and results.

        On September 21, 2009, Biogen Idec, through a wholly owned subsidiary, launched an unsolicited tender offer to acquire the outstanding shares of common stock of the Company, subject to a number of terms and conditions contained in the tender offer documents Biogen Idec filed with the SEC. Our Board of Directors unanimously recommended that the Company's stockholders reject Biogen Idec's tender offer, including Biogen Idec's revised offer to purchase all of our outstanding shares of common stock for $17.50 per share, and not tender their shares pursuant to Biogen Idec's tender offer. Biogen Idec's unsolicited tender offer expired without being consummated by Biogen Idec on December 16, 2009. As a result of the tender offer, several parties expressed an interest in the Company and we requested that our financial advisor, Centerview Partners, solicit additional third parties that may have an interest in a transaction that our Board would find in our stockholders' best interests. In addition, we continue to offer Biogen Idec the opportunity to engage in due diligence discussions to determine whether Biogen Idec would materially increase its prior offer to purchase all of our outstanding shares of common stock.

        The review and consideration of Biogen Idec's unsolicited offer were a significant distraction for our management and employees and required, and the solicitation of additional third parties may continue to require, the expenditure of significant time and resources by us. Moreover, the unsolicited nature of Biogen Idec's offer and our solicitation of additional third parties has created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. Biogen Idec's unsolicited offer created and our solicitation of additional third parties may continue to create uncertainty for current and potential collaboration partners, licensees and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. These consequences, alone or in combination, may harm our business and may have a material adverse effect on our results of operations. We believe that the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the outcome of our solicitation of additional third parties and any subsequent offer by Biogen Idec.

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

        Early clinical trials such as phase 1 and 2 trials generally are designed to gather information to determine whether further trials are appropriate and, if so, how such trials should be designed. As a result, data gathered in these trials may indicate that the endpoints selected for these trials are not the most relevant for purposes of assessing the product or the design of future trials. Moreover, success or failure in meeting such early clinical trial endpoints is not dispositive of whether further trials are appropriate and, if so, how such trials should be designed. We may decide, or the FDA or other regulatory agencies may require us, to make changes in our plans and protocols. Such changes may relate, for example, to changes in the standard of care for a particular disease indication, comparability of efficacy and toxicity of potential drug product where a change in the manufacturing process or manufacturing site is proposed, or competitive developments foreclosing the availability of expedited approval procedures. We may be required to support proposed changes with additional preclinical or clinical testing, which could delay the expected time line for concluding clinical trials.

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

        Our pending patent applications may not result in the issuance of valid patents or the claims and claim scope of our issued patents may not provide competitive advantages. Also, our patent protection may not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. A number of companies, universities and research institutions have filed patent applications or received patents in the areas of antibodies and other fields relating to our programs. Some of these applications or patents may be competitive with our applications or have claims that could prevent the issuance of patents to us or result in a significant reduction in the claim scope of our issued patents. In addition, patent applications are confidential for a period of time after filing. We therefore may not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This may lead to disputes including interference or opposition proceedings or litigation to determine rights to patentable subject matter. These disputes are often expensive and may result in our being unable to patent an innovation.

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

        We do not have licenses to issued U.S. patents which may cover one of our development-stage products. If we successfully develop this product, we might need to obtain licenses to these patents to commercialize the product. If we need to obtain licenses to these patents, we may not be able to do so on acceptable terms or at all.

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

        If daclizumab were to be approved for the treatment of relapsing multiple sclerosis, it would face competition from currently approved and marketed products, including interferon-beta agents, such as Biogen Idec's Avonex®, Bayer HealthCare Pharmaceuticals' Betaseron®, Novartis Pharmaceutical Corporation's (Novartis) Extavia® and EMD Serono Inc.'s Rebif®, a non-interferon immune modifier, Teva Pharmaceutical Industries Ltd.'s Copaxone®, and a monoclonal antibody, Biogen Idec and Elan Pharmaceuticals, Inc.'s Tysabri®. Further competition could arise from drugs currently in development, including Merck Serono S.A.'s Movectro (oral cladribine), Novartis fingolimod and other monoclonal antibodies in development, such as Genzyme Corporation's Campath®, Genmab A/S and GlaxoSmithKline's Arzerra®, and Genentech, Inc. (Genentech) and Roche's ocrelizumab.

        If elotuzumab were to be approved for the treatment of multiple myeloma, it could face competition from currently approved and marketed products, including Celgene Corporation's Revlimid® and Thalomid® and Millennium Pharmaceuticals, Inc.'s Velcade®. Further competition could arise from drugs currently in development, including Centocor, Inc.'s CNTO-328, Novartis' Panobinostat, Merck & Co., Inc.'s Vorinostat, Onyx Pharmaceuticals Inc.'s carfilzomib, Genentech and Seattle Genetics, Inc.'s dacetuzumab, Novartis and Xoma Ltd.'s lucatumumab, and Pfizer Inc.'s (Pfizer) CP-751871.

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

        If TRU-016 were to be approved for the treatment of chronic lymphocytic leukemia, it would face competition from certain products that are used for such indication, such as Genentech's and Biogen Idec's Rituxan®, Genzyme Corporation's alemtuzumab and Genmab A/S and GlaxoSmithKline's Arzerra®. In addition, TRU-016 may face competition in the future from Celgene's Revlimid® or other drugs presently in development, if these agents are approved in the future for this indication.

        Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing, sales and other commercial resources and the effectiveness of these resources used with respect to a product will affect its marketing success.

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

        We may not be able to obtain or maintain our desired price for any products we develop. Any product we introduce may not be considered cost effective relative to alternative therapies. As a result, adequate third-party reimbursement may not be available to enable us to obtain or maintain prices sufficient to realize an appropriate return on our investment in product development, should any of our development products be approved for marketing. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as health maintenance organizations, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices, reduced reimbursement levels and diminished markets for our development products. These factors will also affect the products that are marketed by our collaborators and licensees. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our future products and our business could suffer.

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

        We do not have the capability to manufacture any of our development-stage products. We rely upon third parties, including our collaborators, for our manufacturing requirements. We are in the process of transferring the manufacture of several of our product candidates to other third parties. If we experience difficulties in the transition process, or if we experience supply problems with our manufacturing partners, there may not be sufficient supplies of our development-stage products for us to meet clinical trial demand, in which case our operations and results could suffer. In addition, routine failures in the manufacturing process may lead to increased expenses and result in unforeseen delays in the progress of our clinical studies.

        Our products must be manufactured in facilities that comply with FDA and other regulations, and the process for qualifying and obtaining approval for a manufacturing facility is time-consuming. The manufacturing facilities on which we rely will be subject to ongoing, periodic unannounced inspection by the FDA and state agencies to ensure compliance with good manufacturing practices and other requirements. We make all reasonable efforts to periodically audit these facilities to evaluate the GMP compliance status of our manufacturing partners. However, any actions taken by Regulatory Agencies with our manufacturing partners due to non-compliance (such as warning letters, temporary or permanent closures, whether or not related to the manufacturing or testing of our products) could lead to unforeseen delays in the progress of our clinical studies.

        If our relationship with any of our collaborators were to terminate unexpectedly or on short notice, our ability to meet clinical trial demand for our development-stage products could be adversely affected while we qualify a new manufacturer for that product and our operations and future results could suffer. In addition, we would need to expend a significant amount of time and incur significant costs to qualify a new manufacturer and transfer technology to the new manufacturer, which would also adversely affect our results of operations.

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

        When we make changes in the manufacturing process, we may be required to demonstrate to the FDA and corresponding foreign authorities that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced (i.e., we must demonstrate comparability of the drug material produced using the original and changed manufacturing processes). Further, any significant manufacturing changes for the production of our product candidates could result in delays in development or regulatory approval or in the reduction or interruption of commercial sales of our product candidates. Our or our contract manufacturers' inability to maintain manufacturing operations in compliance with applicable regulations within our planned time and cost parameters could materially harm our business, financial condition and results of operations.

        We have made manufacturing changes and will make additional manufacturing changes for the production of our products currently in clinical development, including as we scale up manufacturing processes and develop appropriate pharmaceutical dosage forms for our products from clinical through to commercial scale and seek to increase manufacturing yields. These manufacturing changes or an inability to timely demonstrate comparability between materials manufactured before and after making manufacturing changes could result in delays in development or regulatory approvals or in reduction or interruption of commercial sales and could impair our competitive position.

        For example, we are in the process of transferring manufacturing technology and know how for elotuzumab and daclizumab from Genmab's Brooklyn Park, Minnesota, manufacturing facility, at which we formerly manufactured elotuzumab and daclizumab drug substance, to BMS and Biogen Idec, respectively. The successful transfer of manufacturing technology to a new manufacturing facility is a resource intensive and complex process and generally requires changes in the manufacturing process to adapt to the particular plant and equipment at the new manufacturing facility. Once we transfer elotuzumab and daclizumab manufacturing technology to BMS and Biogen Idec, we and our collaboration partners will need to demonstrate the comparability of drug substance manufactured at the new facility to the drug substance that had formerly been manufactured at Genmab's Brooklyn Park, Minnesota, manufacturing facility. Changes in the manufacturing process required to adapt to the particular plant and equipment at the new manufacturing facility may introduce variances or irregularities that may adversely impact the comparability of drug substances produced at the new facility. If drug substance manufactured by BMS or Biogen Idec at their facilities is not comparable to the drug substance manufactured at Genmab's Brooklyn Park, Minnesota, manufacturing facility, we and our collaboration partners may need to dedicate additional time and resources and incur additional expenses to resolve the causes of the incomparability. Also, because we expect to initiate the DECIDE phase 3 clinical trial of daclizumab in the second quarter of 2010 and we expect to make a decision about whether to move the elotuzumab program to phase 3 in the first half of 2011, we expect that some proportion of the patients dosed in these phase 3 trials would receive drug product made from drug substance produced at Genmab's Brooklyn Park, Minnesota, manufacturing facility with the remainder of patients receiving drug product made from drug substance manufactured at Biogen Idec's or BMS's manufacturing facilities. The FDA or other regulatory authorities could require as a condition to registration that additional patients be exposed to drug product made from drug substance manufactured at the new facility if too great a proportion of patients in these phase 3 trials receive drug product made from drug substance produced at Genmab's Brooklyn Park, Minnesota, manufacturing facility or otherwise require additional studies to address any concerns FDA or other regulatory authorities may have, which could delay the registration of daclizumab or elotuzumab.

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

        We must rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA's cGMP requirements. If these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our business.

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

        Under the terms of the Separation and Distribution Agreement, we agreed to indemnify PDL from and after the Spin-off with respect to indebtedness, liabilities and obligations, other than PDL's convertible notes, that PDL will retain that do not relate to PDL's Royalty Business. Our ability to satisfy these indemnities, if called upon to do so, will depend upon the nature of any claim for indemnity and upon our future financial strength.

        In April 2009, we became aware of assertions from one of PDL's former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of December 31, 2009.

        We are not aware of any other potential material indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. We cannot determine whether we will have to indemnify PDL for any substantial obligations in the future.

We must attract and retain highly skilled employees in order to succeed.

        To be successful, we must attract and retain qualified clinical, scientific and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, our business could be impaired. In connection with prior strategic reviews and asset sale processes, PDL and we eliminated a significant number of employment positions over the course of several restructurings and reductions in force. The Spin-off represented a further change and our employees may have concerns about our prospects as a stand-alone company, including our ability to maintain our independence. These prior restructurings and reductions in force and the Spin-off have created uncertainty for our employees and our employees may seek other employment, which could materially adversely affect our business.

        On September 21, 2009, Biogen Idec, through a wholly owned subsidiary, launched an unsolicited tender offer to acquire the outstanding shares of common stock of the Company, subject to a number of terms and conditions contained in the tender offer documents Biogen Idec filed with the SEC. Our Board of Directors unanimously recommended that the Company's stockholders reject Biogen Idec's tender offer and not tender their shares pursuant to Biogen Idec's tender offer. Biogen Idec's unsolicited tender offer expired without being consummated by Biogen Idec on December 16, 2009. As a result of the tender offer, several parties expressed an interest in the Company and we requested that our financial advisor, Centerview Partners, solicit additional third parties that may have an interest in a transaction that our Board would find in our stockholders' best interests. In addition, we continue to offer Biogen Idec the opportunity to engage in due diligence discussions to determine whether Biogen Idec would materially increase its prior offer to purchase all of our outstanding shares of common stock.

        Biogen Idec's unsolicited offer has created additional uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to attract new employees. We have put in place severance and compensation incentives in response to Biogen Idec's unsolicited offer in an effort to mitigate the number of voluntary terminations; however, these programs may not provide effective incentive to employees to stay with us. The uncertainly created by past events, including Biogen Idec's unsolicited tender offer, may also make the recruitment of key personnel more difficult, which would adversely affect our operations, particularly if we lose and need to replace key executives.

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

        Our business has experienced significant net losses and we expect to continue to incur additional net losses over the next several years as we continue our research and development activities and incur significant preclinical and clinical development costs. During the five years in the period ended December 31, 2009, we recognized a cumulative loss of $883.7 million. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed any revenues we may receive. Our commitment of resources to the continued development of our products will require significant additional funds for development. Our operating expenses also may increase if:

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

We have limited history operating as an independent company upon which you can evaluate us.

        We have a limited operating history as a stand-alone entity. While our Biotechnology Business had constituted a substantial part of the historic operations of PDL, we had not operated as a stand-alone company without the Royalty Business prior to the Spin-off. As an independent company, our ability to satisfy our obligations and achieve profitability will be solely dependent upon the future performance of our Biotechnology Business, and we are not able to rely upon the capital resources and cash flows of the Royalty Business, which remained with PDL.

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

        Our historical financial information included in this Annual Report for periods prior to 2009 does not necessarily reflect what our results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future results of operations or future cash flows. This is primarily a result of the following factors:

  •
  prior to our separation from PDL on December 18, 2008, our business was operated by PDL as part of its broader corporate organization and we did not operate as a stand-alone company;

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

        In addition, we may recognize restructuring charges or asset impairment charges in future periods that could materially impact our total operating expenses. For example, in 2009, we recognized restructuring charges of $24.3 million related to one of the two buildings that we currently lease in Redwood City, California. Since we are required to review and update our restructuring estimates each quarter, in future periods we could recognize unfavorable changes in estimates related to our current lease-related restructuring liability that could be material. In addition, as disclosed in our Critical Accounting Policies within Management's Discussion and Analysis of Financial Condition and Results of Operations, we could recognize substantial asset impairment charges if we were to sublease both of our currently leased buildings in Redwood City for rates that are not significantly in excess of our costs.

The market price for our shares may fluctuate widely.

        Market prices for securities of biotechnology companies have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our securities involves substantial risk. For example, during the period from January 1, 2009 to February 7, 2010, our common stock closed as high as $18.05 per share and as low as $6.06 per share. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The following are some of the factors that may have a significant effect on the market price of our common stock:

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

  •
  public announcements of offers to acquire the Company and potential termination or expiration of such offers;

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

        Your percentage ownership in Facet Biotech may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees as well as other equity instruments that may be issues in the future such as debt and equity financing. Under the Facet Biotech 2008 Equity Incentive Plan (the 2008 Equity Incentive Plan), which provides for the grant of equity- based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our directors, officers and other employees, advisors and consultants, we have reserved a total of 3.5 million shares of our common stock for issuance. As of December 31, 2009, 3.0 million shares were subject to issuance under outstanding stock option and restricted stock awards, and we expect to continue to grant additional equity-based awards to our employees and directors in the future.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table identifies the location and general character of each of our principal facilities as of December 31, 2009:

Location	Principal Uses	Approximate Floor Area (Sq. Ft.)	Owned/Lease Expiration date
Redwood City, California	Laboratory and General Office Space	450,000	December 2021

        Our corporate headquarters are located in Redwood City, California.

        In connection with our restructuring efforts, we vacated approximately 85%, or approximately 240,000 square feet, of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. We consolidated our operations into the Lab Building to both reduce our future operating expenses and expedite potential future subleases of the vacated space.

        We own substantially all of the equipment used in our facilities. (See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information.)

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of currently pending proceedings will not have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock started trading on the Nasdaq Global Select Market under the symbol "FACT" on December 18, 2008. The following table presents the high and low per share bid prices of Facet Biotech common stock on Nasdaq for the periods indicated:

	High	Low
2008
Fourth Quarter	$16.50	$9.06
2009
First Quarter	$10.34	$5.86
Second Quarter	$11.15	$7.99
Third Quarter	$17.30	$7.38
Fourth Quarter	$18.35	$15.24

        As of February 15, 2010, we had approximately 156 common stockholders of record. Most of our outstanding shares of common stock are held of record by one stockholder, Cede & Co., a nominee for Depository Trust Company. Many brokers, banks and other institutions hold shares as nominees for beneficial owners, which deposit these shares in participant accounts at the Depository Trust Company. The actual number of beneficial owners of our stock is likely significantly greater than the number of stockholders of record, however, we are unable to reasonably estimate the total number of beneficial holders.

        We have not paid dividends on our common stock. We currently intend to retain all potential future income for use in the operation of our business and, therefore, we have no plans to pay cash dividends at this time.

COMPARISON OF STOCKHOLDER RETURNS

        This graph covers the 12-month period from December 31, 2008 through December 31, 2009. The line graph below compares the cumulative total stockholder return on our common stock for the quarters between December 31, 2008 and December 31, 2009 with the cumulative total return of (1) the Nasdaq Biotechnology Index and (2) the Nasdaq Composite Index over the same period. This graph assumes that $100.00 was invested on December 31, 2008, in our common stock at the closing sale price for our common stock on December 31, 2008 and at the closing sales price for each index on that date and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns and are not intended to be a forecast.

	12/31/2008	3/31/2009	6/31/2009	9/30/2009	12/31/2009
Facet Biotech Corporation	100	99.06	96.87	180.29	183.00
Nasdaq Biotechnology Index	100	93.59	102.75	115.09	115.63
Nasdaq Composite Index	100	96.93	116.36	134.58	143.89

        The information under this heading "Comparison of Stockholder Returns" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

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

        The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excludes securities reflect in column (a))
Equity compensation plans approved by security holders	2,987,753	$7.98	1,638,277	(1)
Equity compensation plans not approved by security holders	—	$—	—

Total	2,987,753	$7.98	1,638,277

(1)
Includes 511,186 shares of common stock available for future issuance under our 2008 Employee Stock Purchase Plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain summary historical financial information as of and for each of the years in the five-year period ended December 31, 2009, which have been derived from our (1) audited consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, which are included in this Annual Report, (2) audited combined financial statements as of December 31, 2007 and for the year ended December 31, 2006, which are not included in this Annual Report, and (3) unaudited combined financial statements as of December 31, 2006 and 2005 and for the year ended December 31, 2005, which are not included in this Annual Report. In our opinion, the summary historical financial information derived from our unaudited combined financial statements is presented on a basis consistent with the information in our audited consolidated financial statements. The summary historical financial information may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented or of our future performance as an independent company. See Item 1A under the heading "Risk Factors."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Revenues:
Collaboration	$34,424	$15,002	$24,632	$48,548	$19,433
Other	11,677	3,261	2,060	2,869	10,424

Total revenues	46,101	18,263	26,692	51,417	29,857
Costs and expenses:
Research and development	122,166	151,276	195,130	200,720	155,816
General and administrative	38,087	46,339	45,045	36,590	25,833
Restructuring charges(1)	28,338	10,470	6,668	—	—
Asset impairment charges(2)	1,066	19,902	5,513	900	15,769
Gain on sale of assets(3)	—	(49,671)	—	—	—

Total costs and expenses	189,657	178,316	252,356	238,210	197,418

Loss from operations	(143,556)	(160,053)	(225,664)	(186,793)	(167,561)
Interest and other income, net	3,544	29	(871)	737	1,982
Interest expense	(1,668)	(1,708)	(639)	(552)	(595)

Loss before income taxes	(141,680)	(161,732)	(227,174)	(186,608)	(166,174)
Income taxes	(10)	81	123	81	47

Net loss	$(141,670)	$(161,813)	$(227,297)	$(186,689)	$(166,221)

Net loss per basic and diluted share(4)	$(5.90)	$(6.77)	$(9.51)	$(7.81)	$(6.95)

Shares used to compute net loss per basic and diluted share	24,023	23,901	23,901	23,901	23,901

(1)
See Note 7 to the Consolidated Financial Statements for details related to our restructuring charges.

(2)
See Note 8 to the Consolidated Financial Statements for details related to our asset impairment charges.

(3)
The gain on sale of assets of $49.7 million relates to the sale of our manufacturing and related administrative facilities in Brooklyn Park, Minnesota, and assets related thereto, to Genmab A/S.

  and the assumption of certain of our lease obligations related to our facilities in Plymouth, Minnesota (together, the Manufacturing Assets) during March 2008. See Note 6 to the Consolidated Financial Statements for further information.

(4)
For the years ended December 31, 2008, 2007, 2006 and 2005, the computation of net loss per basic and diluted share and the shares used to compute the per-share amounts are presented based on 23.9 million shares that were issued in connection with the Spin-off on December 18, 2008. There were no Facet Biotech common shares issued between the Spin-off and December 31, 2008.

CONSOLIDATED BALANCE SHEET DATA:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Cash, cash equivalents, marketable securities and restricted cash	$307,222	$403,418	$28,274	$18,269	$—
Working capital (deficit)	$281,789	$395,256	$(18,996)	$(51,412)	$16,683
Total assets	$423,624	$538,021	$369,066	$327,267	$328,423
Long-term obligations, less current portion	$45,572	$33,306	$31,349	$33,425	$7,296
Total stockholders' equity/parent company equity	$306,523	$435,633	$262,680	$204,196	$228,089

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

Overview

        We are a biotechnology company dedicated to advancing our pipeline of several clinical-stage products and expanding and deriving value from our proprietary next-generation protein engineering platform technologies to improve the clinical performance of protein therapeutics.

        Our business strategy focuses primarily on the following areas:

  •
  Advancing our existing pipeline:  We are focused on advancing our existing clinical programs to further stages of development. We currently have five clinical-stage products for oncology and immunologic disease indications, of which one is enrolling patients into the first of two required registrational trials, one is in phase 2 and three are in phase 1. We have three strategic development collaborations in place, which we believe will help us increase the likelihood of success of our programs by (1) enhancing our development capabilities, (2) providing therapeutic area knowledge and expertise with bringing products to market and (3) sharing in the cost and risks associated with the development of product candidates.

  •
  Expanding and deriving value from our next-generation protein engineering platform technologies:  Building on our years of experience in antibody humanization, we have developed proprietary protein engineering platform technologies that can improve key characteristics of protein therapeutics. These technologies offer the ability to rapidly and comprehensively map the entire protein to determine the tolerability to mutation of each amino acid in order to identify large numbers of novel, higher affinity point mutations, reduce immunogenicity, improve half-life and engineer cross-reactivity. Using these technologies, we have identified hundreds novel variants of five commercial antibodies: Avastin®, Erbitux®, Herceptin®, Humira® and Xolair®, and have filed composition of matter patent applications covering these variants. We intend to continue our protein engineering work on additional commercial and development-stage antibodies. We believe our proprietary platform and capabilities may provide strategic value to companies seeking to engineer and improve first-generation proteins or those that may be interested in entering the biobetter or biogeneric markets. We are evaluating opportunities to license our technologies, collaborate on the development of biobetters or biogenerics and perform protein engineering services for a fee.

        We believe we can successfully implement our strategy through our key strengths, including: (1) engineering and optimizing protein therapeutics, (2) using our process science capabilities to develop highly efficient manufacturing processes and appropriate pharmaceutical dosage forms for our products from clinical through to commercial scale, (3) applying our research expertise to gain detailed biological, pharmacological and toxicological understanding of product candidates, (4) advancing the development of validated preclinical therapeutics from the preclinical stage through phase 1 clinical studies and (5) utilizing our cash position to support our business strategy.

        We were organized as a Delaware corporation in July 2008 by PDL BioPharma, Inc. (PDL) as a wholly owned subsidiary of PDL. PDL organized the Company in preparation for the spin-off of the Company, which was effected on December 18, 2008 (the Spin-off). In connection with the Spin-off, PDL contributed to us PDL's biotechnology assets and operations (the Biotechnology Business) and PDL distributed to its stockholders all of the outstanding shares of our common stock. Following the Spin-off, we became an independent, publicly traded company owning and operating what previously had been PDL's Biotechnology Business.

        Prior to the Spin-off, we had not operated as a separate, stand-alone entity. In addition, there have been a number of events over the past several years that have had a significant impact on our operations. As a result of these factors, our historical financial results are not likely to be indicative of our future financial performance. Events that have had a significant impact on our operations include:

  •
  Our collaboration agreements and amendments and terminations of those agreements have materially affected our historical revenues and other financial results. In 2004 and in 2005, we entered into collaboration agreements with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (together, Roche) for the development of daclizumab for the treatment of asthma and transplant maintenance, respectively. However, in 2006 and in 2007, Roche terminated these collaboration agreements, resulting in accelerated revenue recognition of previously deferred upfront fees received under these agreements. (See Note 5 to the Consolidated Financial Statements for further details about our arrangements with Roche.) In 2005, 2008 and 2009, we entered into collaboration agreements with Biogen Idec Inc. (Biogen Idec), Bristol-Myers Squibb Company (BMS) and Trubion Pharmaceuticals, Inc. (Trubion), respectively. Under our collaboration agreements with Biogen Idec and Trubion, we share development costs equally with each party bearing 50% of the total development costs, and under our collaboration agreement with BMS, we bear 20% of the costs while BMS bears 80% of the costs.

  •
  We began building a state-of-the-art, commercial scale manufacturing facility in March 2002 to initially manufacture our development-stage products and, ultimately, our commercial products, and we placed the facility into service in July 2006. In March 2008, in connection with our overall strategic process, we sold this facility. We incurred significant capital expenditures to build this facility and our total research and development expenses increased significantly over this period to staff and ultimately run these manufacturing operations. For the foreseeable future, we expect to utilize external contract manufacturing organizations or our collaboration partners to manufacture product for our development programs.

  •
  In connection with our overall strategic processes in prior years, developments in our pipeline programs and our effort to reduce our operating expenses to more appropriate levels, in March 2008, we commenced a restructuring plan pursuant to which we eliminated approximately 250 employment positions and, in January 2009, we undertook a further reduction in force, pursuant to which we eliminated approximately 80 additional positions. These restructuring efforts were completed by the end of 2009. We did not achieve the full benefit of the restructuring plans until some time after the completion of the planned restructuring activities, as our operating expenses continued to include expenses relating to severance benefits for the termination of employees and retention for these employees through their termination dates. See Note 7 to the Consolidated Financial Statements for more details of our restructuring activities.

  •
  In connection with our 2009 restructuring activities, we vacated approximately 85%, or approximately 240,000 square feet, of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. We consolidated our operations into the Lab Building to both reduce our future operating expenses and expedite potential future subleases of the vacated space. See Note 7 to the Consolidated Financial Statements for more details of our restructuring activities.

        In addition, on September 21, 2009, Biogen Idec, through a wholly owned subsidiary, launched an unsolicited tender offer to acquire the outstanding shares of common stock of the Company, subject to a number of terms and conditions contained in the tender offer documents Biogen Idec filed with the Securities and Exchange Commission (SEC). Our Board of Directors unanimously recommended that the Company's stockholders reject Biogen Idec's tender offer, including Biogen Idec's revised offer to purchase all of our outstanding shares of common stock for $17.50 per share, and not tender their shares pursuant to Biogen Idec's tender offer. Biogen Idec's unsolicited tender offer expired without being consummated by Biogen Idec on December 16, 2009.

Summary Financial Results

        In 2009, we recognized total revenues of $46.1 million, which were comprised primarily of revenues related to our collaborations with BMS and Biogen Idec and, to a lesser extent, royalties and other revenues from EKR Therapeutics, Inc. (EKR) related to sales of the pre-mixed bag formulation of Cardene®. Our total costs and expenses in 2009 were $189.7 million, consisting primarily of $122.2 million in research and development (R&D) expenses, $38.1 million in general and administrative (G&A) expenses and $28.3 million in restructuring charges. Although our employee-related and our facilities-related restructuring activities undertaken in the first half of 2009 reduced the forward-looking run-rate of employee-related and facilities expenses in both R&D and G&A, these decreases in expenses were partially offset by certain costs incurred in the second half of 2009. Such costs included the $20.0 million upfront payment related to our Trubion collaboration paid in the third quarter of 2009, classified as R&D expenses, and $4.7 million in G&A expenses incurred during the second half of the year related to responding to Biogen Idec's tender offer. Our net loss for 2009 was $141.7 million, or $5.90 per basic and diluted share. See "Results of Operations" for further details on our financial results for the period.

        At December 31, 2009, we had cash, cash equivalents, marketable securities and restricted cash of $307.2 million, compared to $403.4 million at December 31, 2008, representing net cash utilization of $96.2 million during the year.

Economic and Industry-Wide Factors

        Various economic and industry-wide factors are relevant to us and could affect our business, including the factors set forth below.

  •
  Our business will depend in significant part on our ability to successfully develop innovative new drugs. Drug development, however, is highly uncertain and very expensive, typically requiring hundreds of millions invested in research, development and manufacturing elements. The clinical trial process for drug candidates is usually lengthy, expensive and subject to high rates of failure throughout the development process. As a result, a majority of the clinical trial programs for drug candidates are terminated prior to applying for regulatory approval. Even if a drug receives Food and Drug Administration (FDA) or other regulatory approval, such approval could be conditioned on the need to conduct additional trials, or we could be required to or voluntarily decide to suspend marketing of a drug as a result of safety or other events.

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

  •
  The manufacture of compounds for use as therapeutics in compliance with regulatory requirements is complex, time-consuming and expensive. If our product candidates are not manufactured in accordance with FDA and European good manufacturing practices, we may not be able to obtain regulatory approval for our product candidates. We do not have either facilities or resources to manufacture our potential products. Accordingly, we are reliant on third-party manufacturers, including our collaborators, for the supply of all of our development products.

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

        The costs historically allocated to us by PDL for the services it has shared with us may not be indicative of the costs we have incurred or will incur following the Spin-off. Certain anticipated incremental costs and other adjustments that give effect to the Spin-off are not reflected in our historical consolidated financial statements prior to the Spin-off on December 18, 2008.

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

  Lease Exit Costs

        In connection with our 2009 restructuring activities, we vacated and ceased use of approximately 85% of the Administration Building and consolidated our operations into the Lab Building during the second quarter of 2009. In connection with vacating this space within the Administration Building, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009. These charges were comprised of our initial estimate of $23.0 million for the Lease Restructuring Liability, which represented the present value of the estimated facility costs for which we would obtain no future economic benefit offset by estimated future sublease income, partially offset by a $6.0 million credit for a then- existing deferred rent liability associated with the vacated area of the Administration Building.

        During the third and fourth quarters of 2009, based on updated assumptions resulting from continued discussions with potential subtenants, we recognized additional lease-related restructuring charges of $7.3 million, which, net of payments, increased the Lease Restructuring Liability to $25.6 million as of December 31, 2009. The total estimated obligations under the lease for the Administration Building, as of December 31, 2009, are summarized below (these amounts exclude obligations related to the Lab Building):

	Payments Due by Period
(in thousands)	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Lease payments(1)	$3,226	$12,120	$14,478	$48,942	$78,766
Other lease related obligations(2)	3,616	10,773	6,155	19,638	40,182

(1)
Lease payments represent actual and estimated contractual rental payments under our lease for the Administration Building. These lease obligations reflect our estimates of future lease payments, which are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.

(2)
Other lease-related obligations reflect estimated amounts that we are contractually required to pay over the term of the Administration Building lease, including insurance, property taxes and common area maintenance fees. Such amounts are estimated based on historical costs that we have incurred since the inception of the lease and future expectations.

        We derived our estimates for the $25.6 million Lease Restructuring Liability primarily based on discussions with our brokers and our own view of market conditions based in part on discussions with potential subtenants. These estimates require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. The present value factor, which also affects the level of accretion expense that we will recognize as additional restructuring charges over the term of the lease, is based on our estimate of

Facet Biotech's credit-risk adjusted borrowing rate at the time the initial Lease Restructuring Liability was calculated (in the second quarter of 2009).

        We have established a number of potential scenarios with differing assumptions and have calculated the present value of and applied probability weighting to each scenario based on management's best judgment. Changes in the assumptions underlying these scenarios, as well as the relative likelihood applied to each scenario, could have a material impact on our restructuring charge and Lease Restructuring Liability. For example, using a set of assumptions of contracting the entire property with a single subtenant within one year for 100% of our lease costs would result in a favorable adjustment of approximately $12.3 million to our Lease Restructuring Liability. However, a scenario in which we would contract with several subtenants over a period of five years at lease rates approximating 75% of our costs, and assuming an average vacancy rate of approximately 45% over the remaining term of our lease, would result in an unfavorable adjustment of $5.0 million to our Lease Restructuring Liability.

        We are required to continue to update our estimate of the Lease Restructuring Liability in future periods as conditions warrant, and we expect to further revise our estimate in future periods as we continue our discussions with potential subtenants.

        In addition, in connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building (which we currently occupy). If we sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities, which was approximately $57.0 million as of December 31, 2009. As such, we could potentially recognize a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease both of these buildings.

  Revenue Recognition for Collaborative Arrangements

        We have entered and may enter into collaboration and licensing arrangements that contain multiple elements, such as upfront license fees, reimbursement of R&D expenses, milestones related to the achievement of particular stages in product development and royalties. Under these types of arrangements, we may receive nonrefundable upfront fees, time-based licensing fees and reimbursement for all or a portion of certain predefined R&D or post-commercialization expenses, and our licensees may make milestone payments to us when they or we achieve certain levels of development with respect to the licensed technology. Generally, when there is more than one deliverable under the agreement, we account for the revenue as a single unit of accounting for revenue recognition purposes. For a combined unit of accounting, we recognize the upfront fees and certain milestones that are not deemed to be "at risk" over the estimated period over which we have obligations under the arrangement. Under our collaboration agreements with Biogen Idec and BMS, we have performance obligations through the development term of the potential products. Development terms are inherently uncertain and we expect to revise our estimate of the development term in future periods.

        With respect to the reimbursement of development costs, each quarter, we and our collaborators reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable in our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional R&D expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

        We recognize "at risk" milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be "at risk"

when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or perfunctory effort.

        The Financial Accounting Standards Board issued revenue recognition guidance that is effective for us in 2011, with early adoption permitted, which will change the manner in which companies determine the units of accounting under multiple-element revenue agreements. We have not yet determined the impact of the new standard on our results of operations.

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

        If our CROs were to either under or over report the costs that they have incurred or if there were a change in the estimated per patient costs, it could have an impact on our clinical trial expenses during the period in which they report a change in estimated costs to us. Adjustments to our clinical trial accruals primarily relate to indirect costs, for which we place significant reliance on our CROs for accurate information at the end of each reporting period. Based upon the magnitude of our historical adjustments, we believe that it is reasonably possible that a change in estimate related to our clinical accruals could be approximately 1% of our annual R&D expenses.

Results of Operations

Revenues

        Revenues consist of (1) license and milestone revenues from collaborations, (2) reimbursement of R&D expenses under collaborations and (3) other revenues. Other revenues include license, maintenance and milestone revenues from the out-licensing of our technologies, humanization revenues and royalties.

	Years Ended December 31,			Annual Percent Change
(In thousands)	2009	2008	2007	2009/2008	2008/2007
License and milestone revenues from collaborations	$12,020	$8,952	$19,217	34%	(53)%
Reimbursement of R&D expenses from collaborations	22,404	6,050	5,415	270%	12%
Other	11,677	3,261	2,060	258%	58%

Total revenues	$46,101	$18,263	$26,692	152%	(32)%

        The $27.8 million increase in total revenues for the year ended December 31, 2009 from the same period in 2008 was driven primarily by an additional (1) $19.8 million of revenues related to our collaboration with BMS, which was executed in the third quarter of 2008, of which $17.2 million related to R&D reimbursement revenues and $2.6 million related to license revenues, and (2) $9.2 million of royalties and other revenues received under our agreement with EKR. These increases in revenues were partially offset by a $1.5 million decrease in milestone payments from our licensees which is reflected in other revenues.

        Revenues decreased 32% for the year ended December 31, 2008 as compared to the same period in 2007 due to (1) the recognition of $7.2 million in 2007 related to our agreement with Roche to co-develop daclizumab for transplant maintenance, which was terminated effective April 2007, (2) the recognition of a $5.0 million "at risk milestone" in 2007 that was earned from Biogen Idec upon the datalock of the phase 2 trial of the daclizumab product in multiple sclerosis and (3) a decrease of $4.0 million in revenue recognized under our collaboration agreement with Biogen Idec due to higher reimbursable R&D expenses incurred by Biogen Idec in 2008 as compared to 2007. Such decreases from amounts recognized in 2007 were partially offset by $6.5 million in revenues recognized in 2008 under our collaboration with BMS, which was executed in the third quarter of 2008, and a $2.0 million increase in milestone payments and maintenance fees that we recognized in 2008 as compared to 2007.

        Future revenues will vary from period to period and will depend substantially on (1) whether we are successful in our existing collaborations and receive milestone payments thereunder, (2) the potential milestone payments we receive related to our out-licensing agreements, (3) whether and to what extent expected development timelines change, which would impact the rate at which we recognize revenue related to certain previously received collaboration payments, (4) the level of royalties we receive under the asset purchase agreement with EKR, which was assigned to us by PDL in connection with the Spin-off, and (5) whether we enter into new collaboration agreements or out-license agreements. Our future collaboration revenues also will vary depending on which party in any collaboration is incurring the majority of development costs in any period (see our policy for revenues recognized under our collaboration agreements in Note 1 to the Consolidated Financial Statements). Upon the initiation of the DECIDE phase 3 study of daclizumab, which both Biogen Idec and we have announced we expect will occur in the first half of 2010, we will receive from Biogen Idec a $30 million milestone payment..

        In October 2009, we and EKR amended the provisions governing EKR's obligation to pay us royalties on sales of pre-mixed bag formulations of the Cardene® product (Cardene Pre-Mixed Bag).

The amendment increased, retroactively effective to July 1, 2009, the royalty rate on net sales of the Cardene Pre-Mixed Bag product from a flat rate of 10% to the tiered royalty structure set forth below:

Net Sales per 12-month Period (July 1 through the following June 30)	Royalty Rate
$0–$40,000,000	12%
$40,000,001–$80,000,000	14%
>$80,000,001	17%

        EKR is obligated to pay us 20% of all consideration and contingent payments, whether in cash or in kind, received by EKR under out-licenses and distribution agreements covering the Cardene Pre-Mixed Bag product. The amendment also extended the royalty term for royalties on net sales of the Cardene Pre-Mixed Bag product from December 31, 2014 to December 31, 2017. If a third party launches a generic version of the Cardene Pre-Mixed Bag product the applicable royalty rate on net sales of the Cardene Pre-Mixed Bag product would be reduced by 50%. The amended royalty structure was effective for EKR's Cardene Pre-Mixed Bag product sales beginning on July 1, 2009, which impacted our revenues beginning in the fourth quarter of 2009. In consideration for these amended royalty terms, a $2.0 million fee and other changes, we eliminated EKR's potential obligation to pay us two $30 million milestone payments, which would have been payable if and when EKR achieved certain sales thresholds of the Cardene Pre-Mixed Bag product. As disclosed in our previous filings with the SEC, based on our expectation that the Cardene Pre-Mixed Bag product would face significant competition from generic versions of the intravenous version of nicardipine hydrochloride upon the expiration of the patents covering the Cardene® IV product in November 2009, we did not expect that EKR would meet the Cardene Pre-Mixed Bag sales thresholds that would trigger either of the $30 million milestone payments. Following the expiration of the patents covering the Cardene® IV product in November 2009, five generic injection versions of nicardipine hydrochloride were launched. We believe these generic forms of nicardipine hydrochloride are competing with the Cardene Pre-Mixed Bag product and will adversely impact the potential for growth of Cardene Pre-Mixed Bag product sales. To date, sales of the Cardene Pre-Mixed Bag product have not reached either of the sales thresholds that would have triggered milestone payments under the original terms of the agreement with EKR and we continue to believe that sales of the Cardene Pre-Mixed Bag product will not achieve these sales threshold levels.

Costs and Expenses

	Years Ended December 31,			Annual Percent Change
(In thousands)	2009	2008	2007	2009/2008	2008/2007
Research and development	$122,166	$151,276	$195,130	(19)%	(22)%
General and administrative	38,087	46,339	45,045	(18)%	3%
Restructuring charges	28,338	10,470	6,668	171%	57
Asset impairment charges	1,066	19,902	5,513	(95)%	261%
Gain on sale of assets	—	(49,671)	—	*	*

Total costs and expenses	$189,657	$178,316	$252,356	6%	(29)%

*
Not meaningful

Research and Development Expenses

        Our R&D activities include (1) research, (2) process sciences, manufacturing and quality, and (3) preclinical sciences and clinical development. Our research activities include progressing candidates with validated targets and biological pathways from the preclinical stage to the clinic, utilizing translational research to better inform the clinical investigation of our therapeutics and advancing our protein engineering technology platform. Our process sciences, manufacturing and quality activities include process, pharmaceutical and analytical development as well as supply chain and quality functions. Preclinical sciences and clinical development are comprised of preclinical development, toxicology, pharmacokinetics, bioanalytics and clinical development, which includes regulatory, safety, medical writing, biometry, clinical operations and program management. Our total R&D expenses for the year ended December 31, 2009, grouped by functional area within our R&D organization, were as follows:

(in thousands)	Year Ended December 31, 2009
Research	$24,303
Process sciences, manufacturing and quality	30,166
Preclinical sciences and clinical development	67,697

Total R&D expenses	$122,166

        We track our costs and expenses on a functional area basis and, as a result, we do not have detailed or complete cost breakdowns for our development programs. However, commencing in 2009, our financial systems allow us to develop estimates of the direct costs associated with each of our active clinical and preclinical programs (Direct Program Costs), which include out-of-pocket expenses as well as estimated employee-related costs. Out-of-pocket costs include costs of conducting our clinical trials, such as fees to CROs and clinical investigators, monitoring, data management, drug supply and manufacturing expenses, costs of conducting preclinical studies and technology licensing fees. The employee-related costs were estimated by applying an average per-employee cost for our R&D organization employees to the number of direct employees dedicated to the programs during the year ended December 31, 2009. Our Direct Program Costs do not include: (1) allocations of R&D management or overhead costs, (2) allocations of facilities and information technology (IT) expenses, (3) depreciation expenses, (4) amortization of intangible assets, or (5) stock-based compensation.

        The following table reflects our estimated Direct Program Costs for each of our active clinical and preclinical development programs, as well as Other Direct R&D Costs and Costs Allocated to R&D, as described in the footnotes below, for the year ended December 31, 2009:

(In thousands)	Year Ended December 31, 2009
Estimated Direct Program Costs:
Daclizumab(1)	$15,863
Elotuzumab(2)	26,365
PDL 192	5,209
PDL 241	4,224
TRU-016(3)	23,271
Volociximab(4)	3,645
Other R&D Programs(5)	6,301	% of R&D Expenses

Total estimated direct program costs	$84,878	70%

Other Direct R&D Costs(6)	8,903	7%
Costs Allocated to R&D:
Depreciation and amortization	4,098	3%
Corporate overhead(7)	18,936	16%
Stock compensation	5,351	4%

Total R&D expenses	$122,166	100%

(1)
Daclizumab costs include $11.3 million in expense reimbursements payable to Biogen Idec under our collaboration agreement for the year ended December 31, 2009.

(2)
Elotuzumab costs include $22.4 million of development expenses that are reimbursable to us by BMS under our collaboration agreement for the year ended December 31, 2009. The $22.4 million in reimbursement from BMS is reflected within collaboration revenues in the consolidated financial statements for the year ended December 31, 2009.

(3)
TRU-016 direct program costs include $21.4 million related to the upfront payments made to Trubion in connection with the execution of our collaboration agreement and $1.3 million in expense reimbursements payable to Trubion under our collaboration agreement for the year ended December 31, 2009.

(4)
Volociximab costs include $1.3 million in expense reimbursements payable to Biogen Idec under our collaboration agreement for the year ended December 31, 2009.

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

        Over the past three years, our most significant R&D programs were daclizumab, volociximab, elotuzumab, PDL192 and Nuvion. For 2009 and 2008, the most significant investments of our resources, including the estimated time our employees spent and the amount of direct costs that we incurred on each of our programs, were in the elotuzumab, daclizumab and volociximab programs. For 2007, the most significant investments of our resources were in the Nuvion, elotuzumab and PDL192 programs. We terminated our Nuvion program in the third quarter of 2007.

        The $29.1 million decrease in R&D expenses from 2008 to 2009 was due primarily to lower employee-related expenses, facilities-related expenses and depreciation and other overhead costs in 2009 as compared to 2008 resulting from the impact of our restructuring activities and, to a lesser extent, the sale of our manufacturing facility during the first quarter of 2008. Such decreases in R&D expenses were partially offset by the recognition of $23.3 million expenses in 2009 in connection with our collaboration agreement with Trubion, which was executed during the third quarter of 2009.

        The $43.9 million decrease in R&D expenses from 2007 to 2008 was primarily driven by decreases in our Nuvion program costs due to the decision to terminate the Nuvion phase 3 development programs during August 2007 as well as a decrease in PDL192 expenses, primarily related to lower manufacturing expenses. In addition, R&D expenses decreased due to lower employee-related and overhead expenses in 2008 resulting from the impact of the sale of our manufacturing facility during the first quarter of 2008 and the restructuring efforts we initiated in the fourth quarter of 2007 and the first quarter of 2008. This reduction in costs was partially offset by increases in development costs for elotuzumab and volociximab due to the progress of these programs as well as higher depreciation expenses related to assets associated with our Redwood City facilities that we placed into service in the fourth quarter of 2007.

        We expect increases or decreases in our R&D expenses in the future to correlate generally with the number of products we have under development, the number of trials related to each product, the phases of such development programs and any out-bound milestone payments that are earned under those programs. Future R&D expenses could also increase or decrease if we enter into new collaboration agreements or if we acquire the rights to additional products through in-licensing agreements or other means. Future R&D expense could also vary from period to period depending on which party in our existing collaboration, and any potential new collaboration, is incurring the majority of development costs in any period.

        We currently do not have reliable estimates of total costs for a particular drug candidate to reach the market. Our potential products are subject to a lengthy and uncertain regulatory process that may involve unanticipated additional clinical trials and may not result in receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our potential products may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval.

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

General and Administrative Expenses

        G&A expenses generally consist of costs of personnel, professional services, consulting and other expenses related to our administrative and marketing functions, and an allocation of facility and overhead costs.

        G&A expenses decreased by $8.3 million during 2009 in comparison to 2008 due to lower employee-related expenses in 2009 resulting from our prior restructurings and because in 2008, we incurred significant costs related to PDL's evaluation and implementation of strategic initiatives. These decreases in G&A expenses were partially offset by expenses of $4.7 million incurred in the second half of 2009 to address Biogen Idec's unsolicited tender offer.

        G&A expenses increased by $1.3 million during 2008 in comparison to 2007. In 2008, we classified as G&A expenses a higher amount of facilities costs related to idle R&D capacity as a result of the move to our Redwood City facilities. In addition, in 2008 we recognized expenses for retention bonuses that were offered to our employees, higher legal expenses due to the Spin-off and other strategic efforts and higher depreciation expenses due to the leasehold improvements that we placed into service in late 2007 associated with our Redwood City facilities. Such increases were partially offset by lower employee-related expenses as a result of our restructuring activities that commenced in March 2008 and lower stock-based compensation, which resulted from a reversal of stock-based compensation in connection with the Spin-off (see Note 3 to the Consolidated Financial Statements for further details).

Gain on Sale of Assets and Contract Manufacturing Relationship

        In March 2008, we sold our manufacturing facility and related assets (Manufacturing Assets) to an affiliate of Genmab A/S (Genmab) and recognized a pre-tax gain of $49.7 million upon the close of the sale in March 2008.

        In connection with the sale of the Manufacturing Assets, we entered into an agreement with Genmab under which we and Genmab each provided transition services for a period of one year. In addition, to fulfill our clinical manufacturing needs in the near-term, we entered into a clinical supply agreement with Genmab that became effective upon the close of the transaction. Under the terms of the clinical supply agreement, Genmab agreed to produce clinical trial material for certain of our pipeline products until March 2012.

        In November 2009, in connection with its restructuring activities, Genmab announced that it intended to sell this manufacturing facility and notified us that it would not be able to fulfill its obligations under the supply agreement. In January 2010, we and Genmab agreed to terminate the clinical supply agreement effective November 2010. In connection with this termination, Genmab refunded to us the $4.9 million in deposits that we had previously made with respect to our manufacturing obligation. As we currently have sufficient material on hand and our collaboration partners have manufacturing capabilities, we do not believe that this will have any adverse impact on our future operating plans.

Restructuring Charges

        Restructuring charges in 2009 included $24.3 million of lease-related restructuring charges we recognized in connection with our ceasing use of approximately 85%, or approximately 240,000 square feet, of the Administration Building during the second quarter of 2009 and $3.5 million of personnel-related charges related primarily to our January 2009 restructuring efforts.

        Restructuring charges in 2008 were comprised primarily of $9.3 million of personnel-related charges recognized in connection with our 2008 company-wide restructuring efforts and, to a lesser extent, $0.9 million of lease-related charges related to the closure of our offices in France.

        Restructuring charges in 2007 were comprised of $3.6 million of personnel-related charges related to our former manufacturing operations and $3.1 million of facilities-related charges. These facilities-related charges were comprised of $1.8 million, which was recognized when we ceased the use of two of our leased facilities in Plymouth, Minnesota (part of the Manufacturing Assets that were sold to Genmab in 2008), and $1.3 million, which was recognized when we ceased use of a portion of our formerly leased property in Fremont, California.

        See Note 7 to the Consolidated Financial Statements for additional information on our restructuring activities.

Asset Impairment Charges

        The asset impairment charges that we recognized in 2008 and 2009 resulted primarily from our restructuring activities. In 2008 and 2009, we recognized $3.8 million and $1.1 million, respectively, in asset impairment charges that primarily related to the costs of certain research equipment that was expected to have no future useful life and certain information technology projects that were terminated and had no future benefit to us. In connection with our 2009 restructuring efforts, we planned the consolidation of our operations into the Lab Building in Redwood City during the second quarter of 2009. As a result of our intent to vacate the majority of the Administration Building in 2009, we recognized impairment charges of $16.1 million in the fourth quarter of 2008, which related to certain leasehold improvements and other fixed assets that we expected to abandon in connection with the move or which we had abandoned as of December 31, 2008. We calculated the fair value associated with the leasehold improvements based on the estimated economic benefit we would derive from these assets over their remaining useful lives. For all other assets, we estimated their fair values based on the proceeds we expected to receive upon the sale of the assets. We completed the consolidation efforts in the second quarter of 2009.

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

Interest and Other Income, Net and Interest Expense

	Years Ended December 31,			Annual Percent Change
(In thousands)	2009	2008	2007	2009/2008	2008/2007
Interest and other income, net	$3,544	$29	$(871)	*	*
Interest expense	(1,668)	(1,708)	(639)	(2)%	167%

Total interest and other income, net	$1,876	$(1,679)	$(1,510)	212%	11%

*
Not meaningful

        Interest and other income, net includes interest earned on our cash and available-for-sale securities during the periods as well as any other non-operating income that we earn. In 2009, other income included $1.0 million that we received upon closure of an escrow account established as part of the purchase agreement under which EKR acquired PDL's former cardiovascular assets in March 2008. In connection with EKR's purchase of the cardiovascular assets, $6.0 million of the purchase price was placed in an escrow account for a period of one year to cover certain product-return and sales-rebate related costs. Through March 2009, EKR had submitted claims totaling approximately $5.0 million against the escrow account, which funds were released to EKR by the escrow agent. The rights and obligations under this escrow agreement were transferred to us upon the Spin-off and, in April 2009, the remaining escrow funds of $1.0 million were transferred to us. In addition, interest income increased from 2008 due to our investment of the $405.0 million cash contribution to us from PDL in December 2008 in connection with the Spin-off.

        Interest expense consists of a portion of our lease payments on the Lab Building. For accounting purposes, we are considered to be the owner of the leased property and we have recorded the fair value of the building and a corresponding long-term financing liability on our Consolidated Balance

Sheets. (See Note 18 to the Consolidated Financial Statements for further details of the accounting treatment of the lease payments for the Administration Building).

Income Taxes

        Prior to July 2008, the operations of Facet Biotech were included in PDL's consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. The income tax expense recognized in the 2008 periods related solely to foreign taxes on income earned by our foreign operations.

        In 2009, we recognized a tax benefit related to the unrealized gain on our marketable equity securities at December 31, 2009, specifically, our investment in Trubion common stock acquired in conjunction with our collaboration agreement entered into with Trubion in the third quarter of 2009. In establishing the valuation allowance for our deferred tax assets, we need to consider sources of future taxable income. The potential existence of the unrealized gain on the Trubion equity investment would be considered to be a future source of taxable income and, accordingly, we would reduce our valuation allowance on our deferred tax assets. In 2009, we recognized a tax benefit of approximately $18,000 for the reduction in our valuation allowance on our deferred tax assets. This amount could fluctuate significantly in future periods as the underlying stock value fluctuates.

        Also in 2009, we recognized approximately $8,000 for foreign taxes related to our former France operations, which we dissolved during the year.

        Other than tax benefits or provisions related to any gains on our marketable equity securities, we do not expect to recognize any federal or state income tax expense in future periods based upon our projected U.S. tax losses.

Liquidity and Capital Resources

        In connection with the Spin-off on December 18, 2008, PDL provided us, from its cash reserves on hand, cash and cash equivalents of $405.0 million. During 2009, we utilized approximately $96.2 million in cash, cash equivalents, marketable securities and restricted cash in operating, investing and financing activities. We expect that the $307.2 million of cash, cash equivalents, marketable securities and restricted cash on hand as of December 31, 2009, as well as future payments from Biogen Idec and BMS related to our collaboration agreements with these entities, and royalty and milestone revenues from certain other agreements, will fund our operations and working capital requirements through the end of 2012 based on current operating plans.

        Net cash used in our operating activities in 2009, 2008 and 2007 was $99.5 million, $165.1 million and $181.9 million, respectively. The $65.6 million decrease in net cash used in operating activities between 2009 and 2008 was primarily attributable to higher R&D reimbursement and royalty revenues, lower employee-related and overhead expenses resulting from our restructuring efforts and changes in our working capital balances. The factors that contributed to the decrease in net cash used in operating activities were partially offset by the $20.0 million upfront payment to Trubion upon the execution of our collaboration agreement, as well as additional legal and financial expenses incurred in connection with the unsolicited tender offer from Biogen Idec. The $16.8 million decrease in net cash used in operating activities between 2008 and 2007 was primarily attributable to the $30.0 million upfront cash payment we received from BMS under the terms of our collaboration agreement, which was effective in September 2008, and $18.6 million of liabilities that were assumed by PDL upon the Spin-off. These cash generating items were partially offset by lower cash-generating revenues and increased payments made related to restructuring activities and retention bonuses during 2008.

        Net cash used in investing activities was $266.2 million and $81.4 million in 2009 and 2007, respectively compared to net cash provided by investing activities of $255.2 million in 2008. Net cash used in investing activities in 2009 was primarily related to net purchases of marketable securities. Net cash provided by investing activities in 2008 was attributable primarily to net proceeds of $236.6 million received in connection with the sale of the Manufacturing Assets and the release of $25.0 million of restricted cash relating to our Redwood City, California, facility. Net cash used in investing activities in 2007 was primarily attributable to $92.3 million in capital expenditures, which included the development and construction of our headquarters in Redwood City, California, and $10.0 million relating to the establishment of letters of credit related to the construction at our Redwood City, California facilities, partially offset by $20.9 million in proceeds from the sale of our property in Fremont, California.

        Net cash provided by financing activities in 2009, 2008 and 2007 was $1.6 million, $307.5 million and $263.4 million, respectively. In 2009, net cash provided by financing activities related to proceeds from the issuance of common stock in connection with employee stock option exercises, partially offset by payments applied against our lease financing liability. Net cash provided by financing operations for 2008 was due to the $405 million of initial cash contribution received from PDL and net cash provided by financing activities for 2007 was primarily due to net funding from our parent company, PDL.

        Our future capital requirements will depend on numerous factors, including, among others, progress of our product candidates in clinical trials; the continued or additional support by our collaborators or other third parties of R&D efforts and clinical trials; investment in existing and new R&D programs; time required to gain regulatory approvals; our ability to obtain and retain funding from third parties under collaborative arrangements; the demand for our potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by us; our ability to sublease our excess capacity; the ability of our licensees to obtain regulatory approval and successfully manufacture and market products licensed under our patents; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect our proprietary technology. In order to develop and obtain regulatory approval for our potential products, we will need to raise substantial additional funds through equity or debt financings, collaborative or out-licensing arrangements or other means. We cannot assure that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to our stockholders.

        As of December 31, 2009, our material contractual obligations under lease, contract manufacturing and other agreements for the next five years and thereafter are as follows:

	Payments Due by Period
(In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
CONTRACTUAL OBLIGATIONS
Lease payments(1)	$6,843	$23,746	$22,777	$73,841	$127,207
Other lease-related obligations(2)	5,295	15,955	9,737	31,068	62,055
Other(3)	62	82	319	—	463
Contract manufacturing	802	—	—	—	802

Total contractual obligations	$13,002	$39,783	$32,833	$104,909	$190,527

(1)
Lease payments represent actual and estimated contractual rental payments under our facility leases in Redwood City, California. Included in these contractual obligations are amounts related to the Lab Building in Redwood City, for which we have a liability on our consolidated financial statement of $25.3 million as of December 31, 2009. These lease obligations reflect our estimates of future lease payments, which are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be higher than amounts included in the table.

(2)
Other lease-related obligations reflect estimated amounts that we are contractually required to pay, including insurance, property taxes and common area maintenance fees. Such amounts are estimated based on historical costs that we have incurred since the inception of the leases and future expectations.

(3)
Other contractual obligations include post-retirement benefits and other operating leases for office equipment.

        We also have committed to make potential future "milestone" payments to third parties as part of collaboration, in-licensing and product development programs. Payments under these agreements generally become due and payable only upon achievement of certain clinical development, regulatory and/or commercial milestones. Because the achievement of these milestones has not yet occurred, such contingencies have not been recorded in our Consolidated Balance Sheet as of December 31, 2009. We estimate that such milestones that could be due and payable over the next year approximate $6.0 million and milestones that could be due and payable over the next three years approximate $23.0 million.

Off-Balance Sheet Arrangements

        None.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We place our cash, cash equivalents and marketable securities with multiple financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have not experienced any loss or lack of access to cash in our operating accounts or to our cash equivalents and marketable securities in our investment portfolios. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the FDIC's Temporary Liquidity Guarantee Program. Our investment policy limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations.

        The fair value of our cash equivalents and marketable debt securities at December 31, 2009 was $288.4 million. These investments include $23.3 million of cash equivalents which are due in less than three months, $195.6 million of short-term investments which are due within one year and $69.5 million of long-term investments which are due between one year and two years from December 31, 2009. Our investment strategy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We invest the majority of our marketable securities portfolio in short-term securities with at least an investment grade rating of A to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold. Due to the nature of our investments, which are primarily money market funds, U.S. government-sponsored enterprise securities and commercial paper secured under the FDIC's Temporary Liquidity Guarantee Program, we have concluded that there is no material market risk exposure.

        If market interest rates were to have increased by 1% as of December 31, 2009, the fair value of our portfolio would have declined by approximately $1.0 million. The modeling technique used measures changes in the fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. As of December 31, 2009, a portion of our portfolio was invested in a government money market fund. Government support of the housing Government Sponsored Enterprises (GSEs) has created implied credit and liquidity support thereby reducing the risks of holding such securities, relative to Treasuries. The ongoing conservatorship of the housing GSEs is not expected to have an adverse effect on government money market funds. Credit and liquidity risks in the current market could also adversely affect the value of our investments in prime money market funds. If the difference between amortized cost and outside market valuations becomes significant, the fund's valuation may change causing the fund to "break the buck" (move from the USD 1.00 net asset value). Our money market funds maintained a positive yield, a USD 1.00 net asset value and were not subject to deposit or withdrawal restrictions as of December 31, 2009. However, if credit market conditions persist or worsen, the value of our money market funds could be adversely affected.

        In addition to our marketable debt securities, we also hold certain marketable equity securities, specifically our investment in Trubion common stock in connection with our collaboration with Trubion, that had a fair value of $8.6 million as of December 31, 2009. If the common stock valuation were to either increase or decrease in value by 10%, the fair value of our portfolio as well as the unrealized gain related to such portfolio would change by approximately $0.9 million.

        In addition, we have a lease financing liability, which was $25.3 million at December 31, 2009, related to the Lab Building. Lease payments related to this financing liability, including amounts representing interest and ground rental expense, are reflected in the table below. Payments under the Lab Building lease agreement are subject to potential escalations based on market conditions after the year 2014 and, therefore, could be lower or higher than amounts included in the table.

(in thousands)	2010	2011	2012	2013	Thereafter	Total
Lease payments, including amounts representing interest and ground rental expense	$3,616	$3,743	$3,874	$4,009	$33,199	$48,441

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FACET BIOTECH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,593	$397,611
Marketable securities	267,242	—
Prepaid and other current assets	16,511	19,382

Total current assets	317,346	416,993
Long-term restricted cash	6,387	5,807
Property and equipment, net	92,180	105,671
Intangible assets, net	5,763	7,409
Other assets	1,948	2,141

Total assets	$423,624	$538,021

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$309	$337
Accrued compensation	6,737	3,669
Restructuring accrual, current portion	7,572	1,956
Other accrued liabilities	10,350	1,679
Deferred revenue, current portion	9,543	13,234
Lease financing liability, current portion	1,046	862

Total current liabilities	35,557	21,737
Deferred revenue, long-term portion	35,972	44,901
Restructuring accrual, long-term portion	18,026	—
Lease financing liability, long-term portion	24,270	25,316
Other long-term liabilities	3,276	10,434

Total liabilities	117,101	102,388
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized; no shares issued and outstanding; none authorized at December 31, 2008	—	—
Common stock, par value $0.01 per share, 140,000 shares authorized; 25,097 and 23,901 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	251	239
Additional paid-in capital	466,055	455,380
Accumulated deficit	(161,167)	(19,497)
Accumulated other comprehensive income (loss)	1,384	(489)

Total stockholders' equity	306,523	435,633

Total liabilities and stockholders' equity	$423,624	$538,021

See accompanying notes.

FACET BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Collaboration	$34,424	$15,002	$24,632
Other	11,677	3,261	2,060

Total revenues	46,101	18,263	26,692
Costs and expenses
Research and development	122,166	151,276	195,130
General and administrative	38,087	46,339	45,045
Restructuring charges	28,338	10,470	6,668
Asset impairment charges	1,066	19,902	5,513
Gain on sale of assets	—	(49,671)	—

Total costs and expenses	189,657	178,316	252,356

Loss from operations	(143,556)	(160,053)	(225,664)
Interest and other income, net	3,544	29	(871)
Interest expense	(1,668)	(1,708)	(639)

Loss before income taxes	(141,680)	(161,732)	(227,174)
Income taxes	(10)	81	123

Net loss	$(141,670)	$(161,813)	$(227,297)

Net loss per basic and diluted share	$(5.90)	$(6.77)	$(9.51)

Shares used to compute net loss per basic and diluted share	24,023	23,901	23,901

See accompanying notes.

FACET BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(141,670)	$(161,813)	$(227,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	1,066	19,902	5,513
Depreciation	12,533	18,539	28,511
Expense allocation from parent	—	2,233	2,503
Amortization of intangible assets	1,646	1,647	1,646
Stock based compensation expense	8,616	5,648	14,324
Gain on sale of assets	—	(49,671)	—
Loss on disposal of equipment	274	220	763
Changes in assets and liabilities:
Deferred tax asset	—	(2,444)	—
Other current assets	1,363	(12,787)	3,479
Other assets	193	572	(282)
Accounts payable	(28)	(1,903)	(4,133)
Restructuring accrual	23,642	783	2,323
Accrued liabilities	11,358	(14,366)	(2,246)
Other long-term liabilities	(5,866)	5,330	2,957
Deferred revenue	(12,620)	22,982	(9,991)

Total adjustments	42,177	(3,315)	45,367

Net cash used in operating activities	(99,493)	(165,128)	(181,930)

Cash flows from investing activities
Purchase of marketable securities	(319,754)	—	—
Maturities of marketable securities	54,583	—	—
Purchase of property and equipment	(631)	(3,796)	(92,327)
Proceeds from the sale of property and equipment	211	236,560	20,903
Transfer (to) from restricted cash	(580)	22,467	(10,005)

Net cash provided by (used in) investing activities	(266,171)	255,231	(81,429)

Cash flows from financing activities
Issuance of common stock	2,507	—	—
Cash contribution from parent	—	405,000	—
Transfers from (to) parent	—	(78,165)	268,635
Liabilities assumed by parent	—	(18,633)	—
Proceeds from financing of tenant improvements	—	—	2,118
Payments on other long-term debt and lease financing	(861)	(694)	(7,394)

Net cash provided by financing activities	1,646	307,508	263,359

Net increase (decrease) in cash and cash equivalents	(364,018)	397,611	—
Cash and cash equivalents at beginning of the year	397,611	—	—

Cash and cash equivalents at end the year	$33,593	$397,611	$—

	Years Ended December 31,
	2009	2008	2007
Supplemental Disclosure of Non-Cash and Other Information
Cash paid during the year for interest	$1,669	$1,708	$574
Cash paid during the year for income taxes	$108	$170	$87
Non-cash investing and financing activities:
Investment in Ophthotech (See Note 17)	$1,835	$1,835	$—

See accompanying notes.

FACET BIOTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital	Accumulated Deficit		Parent Company Investment	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2006	—	$—	$—	$—	$(858)	$205,054	$204,196
Parent cost allocations	—	—	—	—	—	16,827	16,827
Net transfers from parent	—	—	—	—	—	268,635	268,635
Comprehensive loss:							—
Net loss	—	—	—	—	—	(227,297)	(227,297)
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	319	—	319

Total comprehensive loss							(226,978)

Balance at December 31, 2007	—	—	—	—	(539)	263,219	262,680
Parent cost allocations	—	—	—	—	—	7,881	7,881
Cash contribution from parent company (See Note 1)	—	—	—	—	—	405,000	405,000
Net transfers from parent	—	—	—	—	—	(78,165)	(78,165)
Contribution of net assets to Facet Biotech and issuance of common shares to PDL stockholders (Note 1)	23,901,368	239	455,380	—	—	(455,619)	—
Comprehensive loss:
Net loss	—	—	—	(19,497)	—	(142,316)	(161,813)
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	50	—	50

Total comprehensive loss							(161,763)

Balance at December 31, 2008	23,901,368	239	455,380	(19,497)	(489)	—	435,633
Issuance of common stock under employee benefit plans, net	1,195,403	12	2,059	—	—	—	2,071
Stock-based compensation expense for employees	—	—	8,616	—	—	—	8,616
Comprehensive loss:
Net loss	—	—	—	(141,670)	—	—	(141,670)
Change in unrealized gains and losses on investments in available-for-sale securities	—	—	—	—	580	—	580
Change in postretirement liability not yet recognized as net period expense	—	—	—	—	1,293	—	1,293

Total comprehensive loss							(139,797)

Balance at December 31, 2009	25,096,771	$251	$466,055	$(161,167)	$1,384	$—	$306,523

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1. ORGANIZATION AND BUSINESS

  Basis of Presentation

        Facet Biotech Corporation (we, us, our, Facet Biotech, the Company) is a biotechnology company dedicated to advancing our pipeline of several clinical-stage products and expanding and deriving value from our proprietary next-generation protein engineering platform technologies to improve the clinical performance of protein therapeutics.

        Facet Biotech was organized as a Delaware corporation in July 2008 by PDL BioPharma, Inc. (PDL) as a wholly owned subsidiary of PDL. PDL organized the Company in preparation for the spin-off of the Company, which was effected on December 18, 2008 (the Spin-off). In connection with the Spin-off, PDL contributed to us PDL's Biotechnology Business and PDL distributed to its stockholders all of the outstanding shares of our common stock. Following the Spin-off, we became an independent, publicly traded company owning and operating what previously had been PDL's Biotechnology Business.

        Prior to the Spin-off, PDL's Biotechnology Business, now operated by the Company, was not operated by a legal entity separate from PDL and a direct ownership relationship did not exist among all the components comprising the Biotechnology Business. We describe the Biotechnology Business transferred to us by PDL in connection with the Spin-off as though the Biotechnology Business were our business for all historical periods described. However, Facet Biotech had not operated the Biotechnology Business prior to the Spin-off. References in these Consolidated Financial Statements to the historical assets, liabilities, products, business or activities of our business are intended to refer to the historical assets, liabilities, products, business or activities of the Biotechnology Business as those were conducted as part of PDL prior to the Spin-off.

        Prior to the Spin-off on December 18, 2008, the accompanying consolidated financial statements have been prepared using PDL's historical cost basis of the assets and liabilities of the various activities that comprise the Biotechnology Business of PDL and reflect the consolidated results of operations, financial condition and cash flows of Facet Biotech as a component of PDL. The various assets, liabilities, revenues and expenses associated with PDL were allocated to the historical consolidated financial statements of Facet Biotech in a manner consistent with the Separation and Distribution Agreement. In some cases, Facet Biotech had been allocated certain expenses from PDL but had not been allocated the underlying productive assets, for example, certain information systems equipment that were not assigned to Facet Biotech but for which Facet Biotech has benefited from the assets. Such expenses have been reflected in the Statements of Cash Flows and the Statements of Changes in Parent Company Equity as expense allocations from parent company. Changes in parent company equity prior to the spin-off represent PDL's net investment in Facet Biotech, after giving effect to Facet Biotech's net loss, parent company expense allocations, net cash transfers to and from PDL and accumulated other comprehensive loss.

        For the purposes of preparing the financial statements of the Biotechnology Business prior to the Spin-off, which were derived from PDL's historical consolidated financial statements, allocations of revenues, research and development (R&D) expenses, asset impairment charges, restructuring charges, gains on sales of assets and non-operating income and expenses to Facet Biotech were made on a specific identification basis. Facet Biotech's operating expenses also included allocations related to information technology and facilities costs. Management believes that the Consolidated Statements of Operations prior to the Spin-off include a reasonable allocation of costs incurred by PDL, which benefited Facet Biotech. However, such expenses may not be indicative of the actual level of expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

1. ORGANIZATION AND BUSINESS (Continued)

that we would have incurred if we had operated as an independent, publicly traded company. As such, the financial information herein may not necessarily reflect the financial position, results of operations, and cash flows of Facet Biotech in the future or what it would have been had Facet Biotech been an independent, publicly traded company during the periods presented.

        As Facet Biotech was not a separate legal entity until July 2008, no separate cash accounts for the Biotechnology Business were historically maintained prior to the Spin-off and, therefore, PDL is presumed to have funded Facet Biotech's operating, investing and financing activities as necessary. For purposes of the historical consolidated financial statements prior to the Spin-off, funding of Facet Biotech's expenditures is reflected in the consolidated financial statements as a component of parent company investment. In connection with the asset transfer and Spin-off discussed above, PDL provided Facet Biotech cash and cash equivalents of $405.0 million.

        In connection with the Spin-off, PDL transferred its wholly-owned subsidiaries to Facet Biotech, including PDL BioPharma France S.A.S., Fremont Management, Inc. and Fremont Holding L.L.C. Facet Biotech's historical financial statements through the Spin-off and the consolidated financial statements for the period from the Spin-off through December 31, 2009 include all accounts of Facet Biotech and all of these entities after elimination of intercompany accounts and transactions.

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

2. Summary of Significant Accounting Policies

  Segment Disclosures

        In accordance with GAAP, we are required to report operating segments and make related disclosures about our products, services, geographic areas and major customers. We operate in one segment, and our facilities are located solely within the United States.

  Revenue Recognition

        The following represent the types of arrangements into which we generally enter:

  Collaboration Agreements

        Under our former collaborations with Hoffmann-La Roche Inc. and F. Hoffman La Roche Ltd. (together, Roche) and our current collaborations with Biogen Idec Inc. (Biogen Idec), Bristol-Myers Squibb Company (BMS) and Trubion Pharmaceuticals, Inc. (Trubion) we share development costs related to the products covered by the collaboration. The purpose of the collaboration agreements is to create synergies while bringing a product candidate to market by sharing technologies, know-how and costs. Once a product is brought to market, we would share in commercialization costs as well as in profits related to the product, or generate a royalty based on net sales. Under the collaboration agreements, we receive a combination of upfront fees, milestone payments and reimbursements of development costs. Our deliverables under the collaborations include the transfer of intellectual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

property rights and an obligation to provide research and development services. We are not able to establish fair value of the undelivered elements (research and development services). As such, we account for the collaboration as a single unit of accounting, and recognize the upfront fees, milestone payments and reimbursements of development costs as the services are performed. Each quarter, we and our collaborator reconcile what each party has incurred in terms of development costs, and we record either a net receivable or a net payable on our consolidated financial statements. For each quarterly period, if we have a net receivable from a collaborator, we recognize revenues by such amount, and if we have a net payable to our collaborator, we recognize additional R&D expenses by such amount. Therefore, our revenues and R&D expenses may fluctuate depending on which party in the collaboration is conducting the majority of the development activities.

  Out-License Agreements

        We have entered into license agreements under which the licensees have obtained from us licenses to certain of our intellectual property rights, including patent rights, related to certain development product candidates. In these arrangements, the licensee is typically responsible for all of the development work on the licensed development product. We have no substantive future performance obligations under these agreements. Upfront consideration that we receive for license agreements is recognized as revenue upon execution and delivery of the license agreement and when payment is reasonably assured. If the agreements require continuing involvement in the form of development, manufacturing or other commercialization efforts by us, we recognize revenues in the same manner as the final deliverable in the arrangement. Under out-license agreements, we may also receive annual license maintenance fees, payable at the election of the licensee to maintain the license in effect. We have no performance obligations with respect to such fees, and they are recognized as they are due and when payment is reasonably assured.

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

  Milestones

        Our licensing and humanization arrangements may contain milestones related to reaching particular stages in product development. We recognize "at risk" milestone payments upon achievement of the underlying milestone event and when they are due and payable under the arrangement. Milestones are deemed to be "at risk" when, at the onset of an arrangement, management believes that they will require a reasonable amount of effort to be achieved and are not simply reached by the lapse of time or through a perfunctory effort. Milestones which are not deemed to be "at risk" are recognized as revenue in the same manner as up-front payments. We also receive milestone payments under patent license agreements, under which we have no further obligations, when our licensees reach

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

certain stages of development with respect to the licensed product. We recognize these milestones as revenue once they have been reached and payment is reasonably assured.

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

  Research and Development

        Major components of R&D expenses consist of personnel costs, including salaries and benefits, clinical development performed by us and CROs, preclinical work, pharmaceutical development, in-licensing activities, materials and supplies, payments related to work completed for us by third-party research organizations and overhead allocations consisting of various administrative and facilities related costs. All R&D costs are charged to expense as incurred.

  Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Specifically, we included changes in unrealized gains and losses on our holdings of available-for-sale securities, which are excluded from our net loss, as well as the liability or asset that has not yet been recognized as net periodic benefit cost for our postretirement benefit plan. Our comprehensive loss for the years ended December 31, 2009, 2008 and 2007 is reflected in the Consolidated Statements of Stockholders' Equity.

  Earnings per Share

        We calculate basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reported period. Diluted net loss per share is calculated using the sum of the weighted-average number of common shares outstanding and dilutive common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

equivalent shares outstanding. Common equivalent shares result from the assumed exercise of stock options, the assumed release of restrictions on issued restricted stock and the assumed issuance of common shares under our Employee Stock Purchase Plan (ESPP) using the treasury stock method. We excluded the effect of 0.6 million of weighted-average common equivalent shares in the diluted net loss per share calculations as their effect would have been anti-dilutive.

        For the years ended December 31, 2008 and 2007, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are presented based on the 23.9 million shares that were issued in connection with the Spin-off on December 18, 2008 as there were no Facet Biotech common shares outstanding prior to that date. Aside from those 23.9 million shares of Facet Biotech common stock issued as a result of the Spin-off, there were no Facet Biotech common shares or equity instruments issued between December 18, 2008 and December 31, 2008.

  Capitalized Software

        We recognize costs incurred in the preliminary planning phase of software development as expense as the costs are incurred. Software development costs incurred in the application development phase are capitalized and are included in property and equipment. For the years ended December 31, 2009, 2008 and 2007, we capitalized software development costs of $0.0 million, $0.2 million and $2.5 million, respectively. Once the developed software is placed into service, these costs are amortized over the estimated useful life of the software.

  Cash Equivalents, Marketable Securities, Restricted Cash and Concentration of Credit Risk

        We consider all highly liquid investments with initial maturities of three months or less at the date of purchase to be cash equivalents. We place our cash, cash equivalents, marketable securities and restricted cash with high-credit-quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 years
Leasehold improvements	Shorter of asset life or term of lease
Laboratory and manufacturing equipment	7 years
Computer and office equipment	3 years
Furniture and fixtures	7 years

  Intangible and Other Long-Lived Assets

        At December 31, 2009 and 2008, our intangible assets consisted of purchased core technology. We amortize intangible assets with definite lives over their estimated useful lives and we review them for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We are amortizing the purchased core technology, which relates to our daclizumab product, over its estimated useful life of 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

2. Summary of Significant Accounting Policies (Continued)

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

  Income Taxes

        Prior to July 2008, the operations of Facet Biotech were included in PDL's consolidated U.S. federal and state income tax returns and in tax returns of certain PDL foreign subsidiaries. Prior to the Spin-off on December 18, 2008, our provision for income taxes was determined as if Facet Biotech had filed tax returns separate and apart from PDL. The income tax expense recognized in the 2008 periods related solely to foreign taxes on income earned by our foreign operations.

  Subsequent Events

        We have evaluated our subsequent events through February 23, 2010, when our financial statements were issued.

  Emerging Accounting Developments

        The multiple-element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached on Emerging Issues Task Force (EITF) Issue No. 08-1, "Revenue Arrangements with Multiple Deliverables," which was codified by Accounting Standard Update (ASU) 2009-13. The guidance in ASU 2009-13 supersedes the existing guidance on such arrangements. The revised guidance is effective for Facet no later than January 1, 2011, and provides the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. Further, early adoption is permitted. We expect to adopt the guidance in ASU 2009-13 prospectively on January 1, 2011. We have not yet determined the impact of the new standard on our results of operations.

3. Stock-Based Compensation

  Stock-Based Incentive Plans

        We have two equity compensation plans—our 2008 Equity Incentive Plan and our 2008 Employee Stock Purchase Plan—that provide for the issuance of common stock-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, to our employees, officers, directors, advisors and consultants. The total number of shares of common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Stock-Based Compensation (Continued)

stock authorized, issued, subject to outstanding equity awards and remaining available for grant under each of these plans as of December 31, 2009, is set forth in the table below:

Title of Plan	Total Shares of Common Stock Authorized	Total Shares of Common Stock Issued	Total Shares of Common Stock Subject to Outstanding Awards	Total Shares of Common Stock Available for Grant
2008 Equity Incentive Plan	4,456,054	1,202,790	2,987,753	1,127,091
2008 Employee Stock Purchase Plan	600,000	88,814	—	511,186

  2008 Equity Incentive Plan

        Under the terms of our 2008 Equity Incentive Plan, stock options granted to employees in connection with the start of employment customarily vest over four years with 25% of the shares subject to such an option vesting on the first anniversary of the grant date and the remainder of the stock option vesting monthly after the first anniversary at a rate of one thirty-sixth of the remaining nonvested shares subject to the stock option. Stock options granted to employees as additional incentive and for performance reasons after the start of employment customarily vest monthly after the grant date or such other vesting start date set by the Company on the grant date at a rate of one forty-eighth of the shares subject to the option. Stock options generally have a term of seven years. The number of authorized shares under the plan increases on January 1 of each year by an amount equal to the lesser of 4% of the number of shares issued and outstanding on that date or a number specified by the Board of Directors. In January 2009, we began granting equity awards under our 2008 Equity Incentive Plan.

  Employee Stock Purchase Plan

        Our 2008 ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees of Facet Biotech who will own less than 5% of Facet Biotech's outstanding shares of common stock will be eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under Facet Biotech's ESPP is equal to 85% of the fair market value of a share of common stock at the beginning or end of the applicable six-month offering period, whichever is lower. In March 2009, we commenced employee participation in our 2008 ESPP. The stock-based compensation expense recognized in connection with our ESPP for the year ended December 31, 2009 was $0.5 million.

  Stock-Based Compensation Expense

        GAAP requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options and stock issued to our employees and directors under our stock plans. It requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that was ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Stock-Based Compensation (Continued)

        Prior to the Spin-off in December 2008, our employees had received stock-based compensation awards under PDL's equity compensation plans and, therefore, the following disclosures with respect to the years ended December 31, 2008 and 2007 pertain to stock-based compensation expense that was allocated to Facet Biotech's operations related to PDL's stock-based equity awards.

        All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly-owned subsidiary of PDL as a result of the Spin-off. As a result of the cancellation of these stock options, the Biotechnology Business of PDL, we reversed $2.3 million in previously recognized stock-based compensation expense in December 2008.

        Stock-based compensation expense for employees was as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Research and development	$5,351	$3,322	$10,285
General and administrative	3,265	2,326	3,974

Total stock-based compensation expense	$8,616	5,648	$14,259

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

        In 2007, we recognized approximately $65,000 of stock based compensation expenses for non-employees.

  Valuation Assumptions

        The stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. As stock-based compensation expense for the years ended December 31, 2008 and 2007 relate to PDL equity awards, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Stock-Based Compensation (Continued)

assumptions utilized to value those awards were based on PDL equity activity. The weighted-average assumptions used were as follows:

	Years Ended December 31,
	2009	2008	2007
Stock Option Plans
Expected life, in years	4.8	4.0	4.0
Risk free interest rate	1.9%	2.4%	4.5%
Volatility	83%	41%	38%
Dividend yield	—	—	—
Employee Stock Purchase Plans
Expected life, in years	0.5	0.5	0.5
Risk free interest rate	0.3%	2.8%	5.1%
Volatility	102%	32%	38%
Dividend yield	—	—	—

        The expected term represents the period that we expected the stock-based awards to be outstanding, which was determined based on historical experience of similar awards, the contractual terms of the stock-based awards, vesting schedules and expectations of future optionee behavior as influenced by changes to the terms of stock-based awards. Expected volatility is based on both the historical volatility of common stock of peer companies and the implied volatility derived from the market prices of traded options of common stock of peer companies. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the stock options at the time of grant.

  Stock Option Activity

        A summary of our stock option activity for the year ended December 31, 2009 is presented below:

	2009
(In thousands, except per share data)	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	2,543	8.29
Exercised	(221)	9.14
Forfeited	(128)	8.39

Outstanding at end of year	2,194	8.20

Exercisable at end of year	753	8.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

3. Stock-Based Compensation (Continued)

        The aggregate intrinsic value, which represents the total pre-tax intrinsic value based on the closing price of our common stock of $17.55 on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date, was $20.5 million. The aggregate intrinsic value for options that were exercisable as at December 31, 2009 was $6.9 million, based on the closing price of our common stock of $17.55.

        Total unrecognized compensation expense related to unvested stock options outstanding as of December 31, 2009, excluding potential forfeitures, was $7.6 million, which we expect to recognize over a weighted-average period of 3.2 years. The weighted-average grant date fair value of stock options granted during 2009 was $5.34.

  Restricted Stock

        A summary of our restricted stock activity for the year ended December 31, 2009 is presented below:

	2009
	Number of shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at beginning of year	—	$—
Awards granted	982	$7.18
Awards vested(1)	(120)	$6.17
Forfeited	(68)	$6.47

Nonvested at end of year	794	$7.39

(1)
Includes approximately 28,000 shares that were purchased back by us as it related to awards that vested during a closed trading period for certain employees. These shares have been retired.

        Stock-based compensation expense related to the issuance of restricted stock for the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $0.8 million and $1.2 million, respectively. Total unrecognized compensation expense related to nonvested restricted stock outstanding as of December 31, 2009 was $4.7 million, which we expect to recognize over a weighted-average period of 2.2 years.

  PDL's Stock-Based Incentive Plans

        Our financial results for the period prior to the Spin-off include an allocation of share-based payment expenses of PDL stock-based incentive plans. PDL had four active stock-based incentive plans under which it granted stock based awards to employees, officers and consultants engaged in the Biotechnology Business: the 1991 Nonstatutory Stock Option Plan, the 1999 Stock Option Plan, the 1999 Nonstatutory Stock Option Plan and the 2005 Equity Incentive Plan. All non-vested PDL equity instruments held by Facet Biotech employees were cancelled on December 18, 2008 when those employees ceased being employed by a wholly-owned subsidiary of PDL as a result of the Spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        Stock options granted to employees under PDL's plans in connection with the start of employment customarily vested over four years with 25% of the shares subject to such an option vesting on the first anniversary of the grant date and the remainder of the stock option vesting monthly after the first anniversary at a rate of one thirty-sixth of the remaining nonvested shares subject to the stock option. Stock options granted to employees as additional incentive and for performance reasons after the start of employment customarily vested monthly after the grant date or such other vesting start date set by PDL on the grant date at a rate of one forty-eighth of the shares subject to the option. Each outstanding stock option granted prior to mid-July 2005 had a term of 10 years. Stock options granted after mid-July 2005 had a term of seven years.

  PDL's Employee Stock Purchase Plan

        Prior to the Spin-off, employees of PDL's Biotechnology Business who owned less than 5% of PDL's outstanding shares of common stock were eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock under PDL's 1993 ESPP plan, which was intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The purchase price for shares of common stock purchased under PDL's ESPP equaled 85% of the fair market value of a share of common stock at the beginning or end of the applicable six-month offering period, whichever was lower. The stock-based compensation expense related to the Biotechnology Business recognized in connection with PDL's ESPP for the years ended December 31, 2008, 20087 and 2006 was $0.3 million, $1.6 million and $1.6 million, respectively.

4. Contractual Agreements with PDL

  Separation and Distribution Agreement

        On December 17, 2008, we and PDL entered into a Separation and Distribution Agreement which set forth our agreement with PDL regarding the principal transactions necessary to separate Facet Biotech from PDL. The Separation and Distribution Agreement also set forth other provisions that governed certain aspects of our relationship with PDL after the completion of the Spin-off. The Separation and Distribution Agreement identified assets PDL transferred, liabilities we assumed and contracts PDL assigned to us as part of the Spin-off, and described the terms upon which these transfers, assumptions and assignments occurred.

  Transition Services Agreement

        On December 18, 2008, we and PDL entered into a Transition Services Agreement pursuant to which we and PDL would provide each other with a variety of administrative services for a period of up to 36 months following the Spin-off. The transition services include, but are not limited to, services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

4. Contractual Agreements with PDL (Continued)

related to financial, tax and accounting support, other administrative support and information technology support.

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

  Employee Matters Agreement

        Concurrently with our spin-off from PDL, we entered into an Employee Matters Agreement, which governed the employee benefit obligations of PDL and us as they related to current and former employees. The Employee Matters Agreement allocated liabilities and responsibilities relating to employee benefit matters that were subject to ERISA (other than severance plans) in connection with the Spin-off, including the assignment and transfer of employees, and the establishment of a savings plan and a welfare plan.

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

5. Collaborative Arrangements

  Biogen Idec

        In September 2005, we entered into a collaboration agreement with Biogen Idec for the joint development and commercialization of three antibodies. The agreement provides for shared development and commercialization of daclizumab in multiple sclerosis and indications other than transplant and respiratory diseases, and for shared development and commercialization of volociximab (M200) and HuZAF (fontolizumab) in all indications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Collaborative Arrangements (Continued)

        We received an upfront license fee payment of $40.0 million and, pursuant to a related stock purchase agreement, Biogen Idec purchased 4.1 million shares of PDL's common stock at $24.637 per share, which represented the then fair market value of the stock, for an aggregate amount of $100.0 million in cash.

        We and Biogen Idec share equally the costs of all development activities and all operating profits from each collaboration product within the United States and Europe. The companies share the development, manufacturing and commercialization plans for collaboration products and intend to divide implementation responsibilities to leverage each company's capabilities and expertise. We are eligible to receive development and commercialization milestones based on the further successful development of the antibodies covered by the collaboration agreement. Each party will have co-promotion rights in the United States, Canada and the European Union for any collaboration product that is commercialized. Outside the United States and Europe, Biogen Idec will fund all incremental development and commercialization costs and pay a royalty to us, which would be based on percentages of net sales of collaboration products ranging from the low-teens to approximately the high-teens. If the products under our collaboration with Biogen Idec are successfully developed in multiple indications and all milestones are achieved, the agreement with Biogen Idec provides for development, regulatory and sales-based milestone payments totaling up to $660 million. Of this amount, the agreement provides for $260 million in development and regulatory milestone payments related to daclizumab and $300 million in development and regulatory milestone payments and $100 million in sales-based milestone payments related to volociximab. Through December 31, 2009, we have received $10 million of these milestone payments under the collaboration with Biogen Idec.

        Since we could not establish fair value for the separate elements of the arrangement, we determined that all elements under the collaboration agreement should be accounted for as a single unit of accounting. As we have continuing obligations under the collaboration agreement, and as significant development risk remains, we recorded the $40.0 million upfront license fee as deferred revenue, and we are recognizing this amount over the respective periods over which we expect to have obligations for each product under the collaboration.

        Our R&D expenses include the quarterly settlement of combined development costs under our collaboration with Biogen Idec. Since we and Biogen Idec each individually incur development costs under the collaboration, and the spending mix between the parties can vary, collaboration expenses and revenues can also vary accordingly.

        The following reflects total revenues and certain expenses related to our collaboration with Biogen Idec:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Revenues recognized under collaboration:
Upfront license fees and milestone payments recognized	$8,130	$7,666	$12,468
Net payments received from Biogen Idec	—	856	4,791

Total revenues under collaboration	$8,130	$8,522	$17,259
Operating-expense related payments under collaboration:
Net payments made to Biogen Idec	$12,540	$4,469	$858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Collaborative Arrangements (Continued)

  Bristol-Myers Squibb

        In August 2008, we entered into a collaboration agreement with BMS for the joint development and commercialization of elotuzumab in multiple myeloma and other potential oncology indications. In connection with the closing of the agreement in September 2008, we received an upfront cash payment of $30.0 million from BMS, and we are eligible to receive development and commercialization milestones based on the further successful development of elotuzumab. We have ongoing obligations throughout the development period of elotuzumab, and BMS is responsible for all activities following its commercial approval. Under the terms of the agreement, BMS had an option to expand the collaboration to include PDL241, another anti-CS1 antibody, upon completion of certain pre-agreed preclinical studies. Following our completion of certain preclinical studies for PDL241, BMS notified us that it elected not to expand our existing collaboration to include PDL241. As a result of this decision, we will not receive from BMS the $15 million opt-in payment or any of the milestone payments related to this compound under our collaboration agreement with BMS.

        Under the terms of the agreement, BMS funds 80% of the worldwide development costs and we fund the remaining 20%. The companies would share profits on any U.S. sales of elotuzumab, with us receiving 30% of the profits on any U.S. sales of collaboration products. Outside the United States, we would receive royalties, which would be based on percentages of net sales of collaboration products ranging from the low- to mid-teens. In addition, the agreement provides for $480 million in development and regulatory milestones and $200 million in sales-based milestones for elotuzumab in multiple myeloma and other potential oncology indications. In February 2010, we received $15 million of these milestone payments under the collaboration with BMS as a result of the initiation of a phase 2 study of elotuzumab in multiple myeloma.

        With four months notice, BMS may terminate our collaboration agreement with respect to any product that is jointly developed under the collaboration on a region by region basis. The BMS agreement shall remain in effect until earlier terminated pursuant to the terms of the agreement, or by mutual written agreement or until the expiration of all payment obligations under the agreement.

        Since we could not establish fair value for the separate elements of the arrangement, we determined that the intellectual property rights and the R&D services under the collaboration agreement should be accounted for as a single unit of accounting. As we have continuing obligations under the collaboration agreement during the period over which we are jointly developing elotuzumab with BMS, we recorded the $30.0 million upfront cash payment as deferred revenue and are recognizing this amount over the estimated development period of approximately seven years.

        Our R&D expenses include the quarterly settlement of combined development costs under our collaboration with BMS. Since we and BMS each individually incur development costs under the collaboration, and the spending mix between the parties can vary, collaboration expenses and revenues can also vary accordingly. At December 31, 2009, we had a receivable of $6.4 million due from BMS under our collaboration agreement, which has been classified under prepaid and other current assets in our Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Collaborative Arrangements (Continued)

        The following reflects total revenues and certain expenses related to our collaboration with BMS:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Revenues recognized under collaboration:
Upfront license fees and milestone payments recognized	$3,890	$1,287	$—
Net payments received from BMS	22,404	5,193	—

Total revenues under collaboration	$26,294	$6,480	$—
Operating-expense related payments under collaboration:
Net payments made to BMS	$—	$—	$—

  Trubion

        In August 2009, we and Trubion entered into a collaboration agreement for the global development and commercialization of TRU-016, a product candidate in phase 1 clinical trials for chronic lymphocytic leukemia. Under the terms of the collaboration agreement, we paid Trubion an upfront license fee of $20.0 million, and we may be obligated to pay Trubion up to $176.5 million in additional contingent payments if certain development, regulatory and sales milestones are achieved for each product under the collaboration agreement, the significant majority of which are for achievement of later-stage development, regulatory and sales-based milestones. We and Trubion share equally the costs of all development, commercialization and promotional activities and all global operating profits.

        In addition, we purchased 2,243,649 shares of newly issued shares of Trubion common stock for $10.0 million. Our $10.0 million equity investment in Trubion reflected an approximate 16% premium over the closing price of Trubion's common stock on the date the stock purchase agreement was executed, resulting in a total premium of $1.4 million. Since the stock purchase agreement and the collaboration agreement were entered into concurrently, we recognized the $1.4 million premium as additional R&D expense in the third quarter of 2009. We recorded the fair value of the equity investment in marketable securities. As Trubion's early-stage technology to which we have licensed rights has not reached technological feasibility and has no alternative future uses, we recognized the $21.4 million upfront license fee as R&D expense upon execution of the agreement in the third quarter of 2009.

        Both we and Trubion have the right to opt out of all rights and obligations to co-develop and co-commercialize any collaboration product at certain specified milestone points or upon the occurrence of certain events. In addition, we have the right to terminate the collaboration agreement for any reason upon written notice to Trubion, provided that if we give notice on or before February 27, 2011. If we terminate the collaboration agreement in this manner, we are required to pay a termination fee of $10.0 million.

        Our R&D expenses include the quarterly settlement of combined development costs under our collaboration with Trubion. Since we and Trubion each individually incur development costs under the collaboration, and the spending mix between the parties can vary, collaboration expenses and revenues can also vary accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

5. Collaborative Arrangements (Continued)

        The following reflects total revenues and certain expenses related to our collaboration with Trubion:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Revenues recognized under collaboration	$—	$—	$—
Operating-expense related payments under collaboration:
Upfront license fee	$21,407	$—	$—
Net payments made to Trubion	1,333	—	—

Total operating-expense related payments made to Trubion	$22,740	$—	$—

  Roche

        Effective October 2003, we entered into an Amended and Restated Worldwide Agreement (the 2003 Worldwide Agreement) with Roche under which we paid $80 million to Roche in consideration of Roche's license to us of intellectual property related to daclizumab for use in autoimmune and other indications other than transplant indications. Roche retained rights to daclizumab in transplant indications, including the right to market and sell Zenapax® (daclizumab) for the prevention of acute organ rejection in patients receiving kidney transplants. Under the Amended and Restated Worldwide Agreement, we had the right to terminate our license to Roche in consideration of a fee payable to Roche (the reversion right). Of the $80 million that we paid to Roche, we recorded a charge to acquired in-process R&D totaling approximately $48.2 million, representing technology that had not yet reached technological feasibility and that had no known future alternative uses. In particular, this amount related to the rights to autoimmune indications for daclizumab that we were developing and testing in clinical studies at that time, specifically to treat asthma and ulcerative colitis. We capitalized the remaining amount of $31.8 million, $16.0 million of which related to the daclizumab core technology, and $15.8 million of which related to the reversion option. We are amortizing the value of the core technology over the term of the patents underlying the acquired technology, and in the fourth quarter of 2005, we wrote off the entire remaining value of the reversion option in connection with our entrance into the Second Amended and Restated Worldwide Agreement with Roche in October 2005 because we agreed to not exercise the reversion option.

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

        In the second half of 2006, Roche notified us that it had elected to terminate both the Asthma Collaboration and the Roche Co-Development Agreement. As a result, in 2007 we recognized approximately $5.2 million in previously deferred revenues that would have otherwise been deferred to future periods had the termination not occurred.

        During the year ended December 31, 2007, we recognized revenues of $7.2 million and incurred R&D expenses of $1.0 million under these arrangements with Roche.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        We entered into a clinical supply agreement with Genmab, effective in March 2008 upon its purchase of the assets, under which Genmab agreed to manufacture clinical trial material for certain of our pipeline products until December 2010. We had the right under this agreement to extend the manufacturing schedule beyond 2010 and up through 2012 for additional fees. In November 2009, in connection with its restructuring activities, Genmab announced that it intended to sell this manufacturing facility and notified us that it would not be able to fulfill its obligations under the supply agreement. In January 2010, we and Genmab agreed to terminate the clinical supply agreement effective November 2010. In connection with this termination, Genmab refunded to us the $4.9 million in deposits that we had previously made with respect to our manufacturing obligation.

7. Restructuring Charges

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Restructuring Charges (Continued)

  2008 Employee-related Restructuring

        In an effort to reduce our operating costs, in March 2008 we commenced a restructuring plan pursuant to which we immediately eliminated approximately 120 employment positions and would eliminate approximately 130 additional employment positions over the subsequent 12 months. All impacted employees were notified in March 2008. Employees terminated in connection with the restructuring efforts were eligible for a specified severance package. In 2009 and 2008, we recognized restructuring charges of zero and $9.3 million, respectively, primarily consisting of post-termination severance costs as well as salary accruals relating to the portion of the 60-day notice period over which the terminated employees would not be providing services to the Company. We have paid all of our obligations under the 2008 Restructuring Plan.

  2008 French Office Restructuring

        During the fourth quarter of 2008, we decided to close our offices in France, which at the time employed seven individuals. In 2009 and 2008, we recognized $0.5 million and $0.9 million, respectively in restructuring charges under this restructuring plan. We have paid all obligations related to the closure of our French office.

  2009 Restructuring

        As a result of a strategic review process to enhance our focus and significantly reduce our operating expenses, we undertook a reduction in force in early 2009, pursuant to which we eliminated approximately 80 positions (the 2009 Restructuring). As a result of the 2009 Restructuring, we recognized charges related to severance benefits totaling $3.5 million in 2009. As of December 31, 2009, we had paid all obligations related to the severance benefits under the 2009 Restructuring.

        In connection with the 2009 Restructuring, we vacated approximately 85%, or approximately 240,000 square feet, of one of our two leased buildings in Redwood City (the Administration Building) and consolidated our operations into the other building (the Lab Building) during the second quarter of 2009. We consolidated our operations into the Lab Building to both reduce our future operating expenses and expedite potential future subleases for the vacated space. In connection with vacating this space in the Administration Building, we recognized lease-related restructuring charges of $17.0 million in the second quarter of 2009. The lease-related restructuring charges were comprised of a $23.0 million lease-related restructuring liability, which was calculated as the present value of the estimated future facility costs for which we would obtain no future economic benefit over the term of our lease, net of estimated future sublease income and a $6.0 million credit for an existing deferred rent liability associated with the vacated area of the Administration Building.

        During the third and fourth quarters of 2009, based on updated assumptions resulting from our ongoing discussions with potential subtenants, we recognized additional lease-related restructuring charges of $7.3 million, which, after payments and adjustments, increased the lease-related restructuring liability to $25.6 million as of December 31, 2009. The adjustments to the lease-related restructuring liability related to prepaid rent and property taxes as of December 31, 2009.

        The estimates underlying the fair value of the lease-related restructuring liability of $25.6 million involve significant assumptions regarding the time required to contract with subtenants, the amount of space we may be able to sublease, the range of potential future sublease rates and the level of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

7. Restructuring Charges (Continued)

leasehold improvements expenditures that we may incur to sublease the property. We have continued to evaluate a number of potential sublease scenarios with differing assumptions and have probability weighted these scenarios and calculated the present value of cash flows based on management's best judgment. We will continue to monitor and update the liability balance when future events impact our cash flow estimates related to the vacated area of the Administration Building.

        In addition, in connection with our sublease efforts for the Administration Building, we are also pursuing sublease arrangements under which we could potentially contract with subtenants for both the Administration Building and the Lab Building, which we currently occupy. If we sublease these facilities for rates that are not significantly in excess of our costs, we would not likely recover the carrying value of certain assets associated with these facilities, which was approximately $57.0 million as of December 31, 2009. As such, we could potentially incur a substantial asset impairment charge, as much as the carrying value of such assets, if we were to sublease both of these buildings.

        The following table summarizes the restructuring activity discussed above as well as the remaining restructuring accrual balance at December 31, 2009:

(In thousands)	Personnel	Lease- Related	Total
Balance at December 31, 2006	$—	$—	$—
2007 Manufacturing Restructuring	3,616	—	3,616
2007 Facilities Restructuring	—	3,052	3,052

Total restructuring charges	3,616	3,052	6,668
Total adjustments	—	55	55
Total payments	(3,205)	(1,195)	(4,400)

Balance at December 31, 2007	$411	$1,912	$2,323
2007 Manufacturing Restructuring	—	—	—
2007 Facilities Restructuring	—	227	227
2008 Employee-Related Restructuring	9,393		9,393
2008 French Office Restructuring	850	—	850

Total restructuring charges	10,243	227	10,470
Total payments	(8,698)	(2,075)	(10,773)
Transfer to PDL BioPharma, Inc.	—	(64)	(64)

Balance at December 31, 2008	$1,956	$—	$1,956
2008 Employee-Related Restructuring	47	—	47
2008 French Office Restructuring	373	135	508
2009 Restructuring	3,466	24,317	27,783

Total restructuring charges	3,886	24,452	28,338
Total payments	(5,842)	(4,226)	(10,068)
Deferred rent credit	—	5,983	5,983
Total adjustments	—	(611)	(611)

Balance at December 31, 2009	$—	$25,598	$25,598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

8. Asset Impairment Charges

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

        Asset impairment charges recognized in 2008 and 2009 of $19.9 million and $1.1 million, respectively, were primarily related to our restructuring activities in those periods and to the costs of certain research equipment that was expected to have no future useful life and certain information technology projects that were terminated and had no future benefit to us. In addition, in preparation for our 2009 restructuring efforts, in the fourth quarter of 2008 we developed plans to consolidate our operations into the Lab Building in Redwood City in early 2009. As a result of these plans, we recognized impairment charges of $16.1 million in the fourth quarter of 2008, which related to certain leasehold improvements and other fixed assets that we had expected to abandon in connection with the move or which we had abandoned as of December 31, 2008. We calculated the fair value associated with the leasehold improvements based on the estimated economic benefit we would derive from these assets over their remaining useful lives. For all other assets, we estimated their fair values based on the proceeds we expected to receive upon the sale of the assets.

9. Cash Equivalents, Marketable Securities and Restricted Cash

        At December 31, 2009, our cash equivalents and marketable securities were comprised of money market funds as well as marketable debt and equity securities. Our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value, which is based upon quoted market prices for these or similar instruments, with unrealized gains and losses reported in accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and discounts from the purchase date to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. To date, we have not experienced credit losses on investments in these instruments. In addition, we do not require collateral for our investment activities. We did not have any cash equivalents or marketable securities as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

9. Cash Equivalents, Marketable Securities and Restricted Cash (Continued)

        We have classified all of our available-for-sale securities as current assets since they are available for use in current operations. The following table summarizes, by type of security, the amortized cost and estimated fair value of our available-for-sale securities as of December 31, 2009:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Institutional money market funds:
maturity within 1 year	$23,259	$—	$—	$23,259
Securities of U.S. Government sponsored entities:
maturity within 1 year	174,158	448	(4)	174,602
maturity between 1- 3 years	53,672	53	(38)	53,687
U.S. corporate debt securities:
maturity within 1 year	20,934	64	(1)	20,997
maturity between 1- 3 years	15,781	34	—	15,815
Marketable equity securities	8,593	45	—	8,638

Total marketable securities	$296,397	$644	$(43)	$296,998

        Our available-for-sale marketable securities are reported on our consolidated balance sheet as of December 31, 2009 as follows:

(In thousands)	December 31, 2009
Cash and cash equivalents	$29,756
Marketable securities	267,242

Total	$296,998

        As of December 31, 2009 and 2008, we had a total of $6.4 million and $5.8 million of restricted cash, respectively, held in certificates of deposit to support letters of credit serving as security deposits for our Redwood City, California building and other operating leases.

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

  •
  Level 1—quoted prices in active markets for identical assets and liabilities

  •
  Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

  •
  Level 3—unobservable inputs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

10. Fair Value Measurements (Continued)

  Marketable Securities

        At December 31, 2009, we determined the fair values of our available-for-sale securities using Level 1 and Level 2 inputs, as reflected in the table below:

(In thousands)	Level 1	Level 2	Level 3	Total
Institutional money market funds	$23,259	$—	$—	$23,259
Securities of U.S. Government sponsored entities	—	228,289	—	228,289
Corporate securities(1)	—	36,812	—	36,812
Marketable equity securities	8,638	—	—	8,638

Total financial assets measured on a recurring basis	$31,897	$265,101	$—	$296,998

(1)
All corporate securities held at December 31, 2009 were secured by the U.S. Government under the terms of the Temporary Liquidity Guarantee Program.

  Lease Financing Liability

        In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. The underlying lease term for these buildings was 15 years. Significant leasehold improvements were performed for the Lab Building, which previously had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required to reflect the lease of the Lab Building in our financial statements as if we were the owner of the building by recording the fair value of the building and a corresponding lease financing liability. The carrying amount of this lease financing liability as of December 31, 2009 was $25.3 million, which approximated its fair value at that date.

11. Accumulated Other Comprehensive Income

        The balance of accumulated other comprehensive income (loss), net of taxes, as reported on our Consolidated Balance Sheets consists of the following components:

	December 31,
(In thousands)	2009	2008
Unrealized gains and losses on investments in available-for-sale securities	$580	$—
Postretirement liability not yet recognized as net period expense	804	(489)

Accumulated other comprehensive income (loss)	$1,384	$(489)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

12. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
(In thousands)	2009	2008
Buildings and improvements	$26,665	$26,665
Leasehold improvements	82,893	82,711
Laboratory and manufacturing equipment	23,873	26,011
Computer and office equipment	19,968	21,695
Furniture and fixtures	2,060	2,098
Construction-in-process	1,719	2,301

Land, property and equipment, gross	157,178	161,481
Less: accumulated depreciation and amortization	(64,998)	(55,810)

Land, property and equipment, net	$92,180	$105,671

13. Intangible Assets

        Intangible assets consisted solely of certain core technology related to daclizumab for all periods presented. Gross and net carrying values consisted of the following:

	December 31, 2009			December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core technology	$16,053	$(10,290)	$5,763	$16,053	$(8,644)	$7,409

        Amortization expenses for our core technology asset of $1.6 million were included in R&D expenses during each of the years ended December 31, 2009, 2008 and 2007. Expected future annual amortization expense related to these assets is as follows:

(In thousands)	Core Technology
For the year ending December 31,
2010	$1,647
2011	1,647
2012	1,647
2013	822

Total amortization expense	$5,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

14. Other Accrued Liabilities

        Other accrued liabilities consisted of the following:

	December 31,
(In thousands)	2009	2008
Consulting and services	$2,720	$644
Accrued clinical and pre-clinical trial costs	1,182	1,031
Collaboration expense reimbursements	5,880	—
Other	568	4

Total	$10,350	$1,679

15. Postretirement Benefit Plan

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

        Through December 31, 2009, coverage for eligible retirees was noncontributory, but we required that retirees contribute 25% of dependent premium cost. In 2009, we amended the Plan such that (a) the Plan would be closed to any new participants (the Curtailment) and (b) as of January 1, 2010, current retirees would be required to contribute amounts equivalent to COBRA rates for all individuals covered under the Plan (the Negative Plan Amendment). As a result of these modifications, which significantly reduced our estimated costs under the Plan, we reduced the accumulated postretirement benefit obligation by approximately $1.5 million, $0.3 million of which related to the Curtailment and $1.2 million related to the Negative Plan Amendment.

        The reduction in the postretirement benefit obligation related to the Negative Plan Amendment was recorded as a prior service credit within accumulated other comprehensive income (loss) (OCI) and will be amortized as a credit to expenses over the estimated term of the Plan of 10 years. After adjusting the $1.2 million Negative Plan Amendment by the existing prior service cost of $0.4 million, we carry a prior service credit of $0.8 million in accumulated OCI. The reduction in the postretirement benefit obligation related to the Curtailment, was recognized as a gain net of the pre-existing unrecognized actuarial net loss of $0.1 million at the time the plan was amended. As such, we recognized a net curtailment gain of approximately $0.3 million which was included within G&A expenses during for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

15. Postretirement Benefit Plan (Continued)

        The following table sets forth the change in benefit obligation for the Plan:

	December 31,
(In thousands)	2009	2008
Accumulated postretirement benefit obligation at beginning of year	$1,832	$1,658
Service cost	77	129
Interest cost	85	93
Curtailment	(362)	—
Negative Plan Amendment	(1,175)	—
Actuarial loss	36	24
Plan participants' contributions	15	12
Benefits paid	(104)	(84)

Accumulated postretirement benefit obligation at end of year	$404	$1,832

        We calculated the accumulated postretirement benefit obligation using an assumed discount rate of 5.3% and 6.0% for the years ended December 31, 2009 and 2008, respectively. In 2009 and 2008, we assumed the rate in per capita costs of covered health care benefits would increase to 8% and gradually decrease to 5.5% by the end of year 2014 and 2015 for the years December 31, 2009 and 2008, respectively.

        Amounts recognized in our Consolidated Balance Sheets are as follows:

	December 31,
(In thousands)	2009	2008
Other accrued liabilities	$30	$109
Other long-term liabilities	374	1,723

Net liability recognized	$404	$1,832

        Net periodic benefit cost for the Plan consisted of the following:

	December 31,
(In thousands)	2009	2008	2007
Service cost	$77	$129	$164
Interest cost	85	93	96
Amortization of prior service cost	35	74	74
Amortization of net loss	—	—	11

Net periodic benefit cost	$197	$296	$345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

15. Postretirement Benefit Plan (Continued)

        Assumed health care trend rates could have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One percentage point
(In thousands)	Increase	Decrease
Effect on accumulated postretirement benefit obligation as of December 31, 2009	$25	$(23)
Effect on total of service and interest cost in 2009	$1	$(1)

        In connection with the Plan, we expect to pay health care net premiums aggregating $0.2 million in each of the five-year periods ending December 31, 2014 and December 31, 2019.

        The following table sets forth the amounts of net actuarial loss and prior service cost which have been recognized in other comprehensive income but which have not yet been recognized as components of net periodic benefit cost:

	December 31,
(In thousands)	2009	2008
Net actuarial loss	$51	$24
Prior service cost (credit)	(1,175)	—
Curtailment	(134)	—
Amortization of prior service costs	(35)	(74)

Amount recognized in accumulated other comprehensive income	$(1,293)	$(50)

        The amounts recognized in accumulated other comprehensive income is as follows:

	December 31,
(In thousands)	2009	2008
Net actuarial loss	$4	$87
Prior service cost (credit)	(828)	476
Amortization of prior service costs	20	(74)

Amount recognized in accumulated other comprehensive income	$(804)	$489

        Of these amounts, we expect to recognize a benefit of approximately $82,000 for the amortization of the prior service credit, which is a component of net periodic benefit cost, in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

16. Defined Contribution Plans

        We maintain a retirement savings plan under which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (Facet Plan). Under the Facet Plan, employees may contribute up to 60% of their eligible annual compensation, subject to IRS plan limits. We make matching contributions under the Facet Plan. In 2009 we contributed 100% of an employee's contributions up to an annual maximum match of $6,000. Our total matching contribution expense under the Facet Plan was $0.9 million in 2009.

        Prior to the Spin-off in December 2008, our employees contributed to a similar plan set up by PDL.

17. Non-Monetary Transaction

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

        We estimated the fair value of the nonmarketable equity instruments received based predominately upon the price of similar Ophthotech equity instruments that Ophthotech had recently sold to independent parties for cash consideration. Based on this approach, we estimated the fair value of our equity position to be $1.8 million, which is included in other assets on our Consolidated Balance Sheets as of December 31, 2009 and 2008.

        For the purposes of revenue recognition, we are treating the grant of the license and the manufacturing obligation as a single unit of accounting. Because we are currently unable to estimate the time period over which we are obligated to supply the M200 product for clinical and commercial purposes, we have not recognized any revenue under the agreement. We have recorded the fair value of the consideration received as long-term deferred revenue as of December 31, 2009. We do not intend to recognize any revenue related to this agreement until such point that we are able to reasonably estimate the date at which our obligation will end.

18. Commitments and Contingencies

  Commitments

  Leases

        In July 2006, we entered into agreements to lease two buildings in Redwood City, California, to serve as our corporate headquarters. The underlying lease term for these facilities is 15 years. We took possession of these buildings during the fourth quarter of 2006, constructed leasehold improvements for both buildings, and completed our move into the buildings by the end of 2007. The Administration Building is primarily general office space, while the Lab Building is office and laboratory space.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

18. Commitments and Contingencies (Continued)

        Estimated future lease payments related to the Administration Building, as well as other leased office equipment, are as follows:

For the year ending December 31,	(In thousands)
2010	$3,264
2011	3,238
2012	3,229
2013	5,671
2014	7,134
Thereafter	56,288

$78,824

        Significant leasehold improvements were performed for the Lab Building, which had never been occupied or improved for occupancy. Due to our involvement in and assumed risk during the construction period, as well as the nature of the leasehold improvements for the Lab Building, we were required to reflect the lease of the Lab Building in our financial statements as if we were the owners of the building. Therefore, in 2006, we recorded the fair value of the building and a corresponding long-term financing liability of $24.7 million. In addition, we capitalized implied interest related to the construction of the leasehold improvements for the Lab Building totaling $3.1 million in 2007.

        At December 31, 2009 and 2008, respectively, the accumulated depreciation on the building was $3.9 million and $2.1 million, respectively, and the financing liability was $25.3 million and $26.2 million, respectively. The total carrying value of the lease financing liability approximated its fair value as at December 31, 2009.

        Estimated future contractual lease payments for the Lab Building as of December 31, 2009, are as follows:

For the year ending December 31,	(In thousands)
2010	$3,616
2011	3,743
2012	3,874
2013	4,010
2014	4,150
Thereafter	29,048

Total	48,441
Less: amount representing interest	(11,568)
Less: amount representing ground rental expense	(11,557)

Present value of future payments	$25,316

        The contractual lease payments reflected in the tables above exclude significant other lease-related payments that we are contractually obligated to make over the term of the underlying agreements, including insurance, property taxes and common area maintenance fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

18. Commitments and Contingencies (Continued)

        Total rent expense for the years ended December 31, 2009, 2008 and 2007, excluding amounts recorded against the lease-related restructuring accrual, was $3.4 million, $6.1 million, and $8.5 million, respectively.

  Contingencies

        As permitted under Delaware law, pursuant to the terms of our bylaws, we have agreed to indemnify our officers and directors and, pursuant to the terms of indemnification agreements we entered into, we agreed to indemnify our executive officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving as an officer or director of the Company. While the maximum amount of potential future indemnification is unlimited, we have a director and officer insurance policy in place that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe the fair value of these indemnification agreements and bylaw provisions are immaterial, and accordingly, we have not recorded the fair value liability associated with these agreements as of December 31, 2009 or December 31, 2008.

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

        In April 2009, we became aware of assertions from one of PDL's former commercial product distributors that it believes it should be reimbursed for certain amounts relating to sales rebates on the sale of the Busulfex® commercial product in Italy during the 2006 and 2007 fiscal periods. We believe these assertions are invalid and without merit. Under the terms of the indemnification provisions contained in the Separation and Distribution Agreement, we could be responsible for any amounts ultimately deemed due and payable to this distributor by PDL should these assertions be deemed valid. As any potential liability related to these assertions is not probable at this time, we have not recorded any liability relating to this matter on our balance sheet as of December 31, 2009.

19. Long-Term Liabilities

        The long-term portion of our lease financing liability as of December 31, 2009 and 2008 was $24.3 million and $25.3 million, respectively, related to our Lab Building in Redwood City, California (see Note 18 for further details). Our other long-term liabilities as of December 31, 2009 and 2008 included $0.4 million and $1.7 million, respectively, related to the non-current portion of our accumulated postretirement benefit obligation recognized as of December 31, 2009 and 2008 (see Note 15 for further details), and $1.2 million and $6.3 million, respectively, related to the timing difference between straight-line recognition of rent expenses and actual rent payments. We reduced our deferred rent in the second quarter of 2009 by $6.0 million in connection with our restructuring activities (see Note 7 for further details).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

20. Revenues by Geographic Area and Significant Customers

        The following table summarizes revenues from companies who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Years Ended December 31,
Licensees	2009	2008	2007
Biogen Idec	18%	47%	65%
BMS	57%	35%	*
Roche	*	*	27%
EKR	20%	*	*

*
Amount is less than 10%

        Revenues by geographic area are based on the country of domicile of the counterparty to the agreement. The following table summarizes revenues by geographic area:

	Years Ended December 31,
(In thousands)	2009	2008	2007
United States	$46,101	$18,263	$19,213
Europe	—	—	7,479

Total revenues	$46,101	$18,263	$26,692

21. Income Taxes

        The operations of Facet Biotech were historically included in PDL's consolidated U.S. federal and state income tax returns and in returns of certain PDL foreign subsidiaries. The provision for income taxes for Facet Biotech has been determined as if Facet Biotech had filed tax returns separate and apart from PDL. Income tax expense in 2009, 2008 and 2007 primarily related to foreign taxes on income earned by our foreign operations. The provision for income taxes for Facet Biotech consisted of the following:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Current income tax expense
Foreign	$8	$81	$123
Deferred income tax benefit
Federal	(16)	—	—
State	(2)	—	—

	(18)	—	—

Income tax expense (benefit)	(10)	81	123
Income tax expense (benefit) for other comprehensive income	18	—	—

Total provision	$8	$81	$123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

21. Income Taxes (Continued)

        A reconciliation of the income tax provision computed using the U.S. statutory federal income tax rate to the income tax provision included in the Consolidated Statements of Operations for Facet Biotech is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Tax at U.S. statutory rate on loss before income taxes	$(57,518)	$(56,606)	$(79,511)
Unutilized net operating losses	57,518	56,606	79,511
Unrealized gain on marketable equity securities	(18)	—	—
Foreign taxes	8	81	123

Total	$(10)	$81	$123

        As of December 31, 2009, we had federal and state net operating loss carry forwards of $70.0 million and $78.9 million, respectively, and we had federal and California state research and other credit carry forwards of $0.4 million and $0.5 million, respectively. The federal net operating losses will expire at various dates beginning in the year 2029, and the state net operating losses will begin to expire in 2023. Utilization of federal and state net operating loss carry forwards may be subject to a substantial limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

        Deferred income tax assets and liabilities are determined based on the differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss and credit carry forwards, and are measured using the enacted tax rates and laws in effect when the differences

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

21. Income Taxes (Continued)

are expected to reverse. The significant components of the net deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$28,179	$770
Research and other tax credits	311	—
Intangible assets	23,612	17,068
Deferred revenue	18,528	10,447
Reserves and accruals	17,801	5,601
Stock compensation	2,316	—
Other	3,045	3,654
Capitalized research and development costs	149	1,659

Total deferred tax assets	93,941	39,199
Valuation allowance	(83,633)	(26,001)

Total deferred tax assets	$10,308	$13,198
Deferred tax liabilities:
Plant, property and equipment	(10,308)	(13,198)

Total deferred tax liabilities	$(10,308)	$(13,198)

Net deferred tax liabilities	$—	$—

        Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The current year increase in the valuation allowance is $57.6 million.

        During the fiscal year ended December 31, 2009, we recorded a $0.4 million net increase in our liabilities associated with uncertain tax positions. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, for 2009 is as follows:

(In thousands)	December 31, 2009
Balance at January 1, 2009	$—
Increases related to current year tax positions	409
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Expiration of statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$409

        Of the $0.4 million unrecognized tax benefit, none would affect the effective tax rate if recognized.

        Our policy is to include interest and penalties associated with the unrecognized tax benefits within the provision for income taxes on the consolidated statement of operations. As of December 31, 2009 and 2008, we had no accrued interest or penalties associated with the underpayment of income taxes. In general, our income tax returns are subject to examination by U.S. federal, state and various local

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009

21. Income Taxes (Continued)

authorities for tax years 2008 and forward. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

22. Release of Escrow Funds

        In the second quarter of 2009, we received $1.0 million from an escrow account that was initially set up by PDL and EKR Therapeutics, Inc. (EKR) under the terms of EKR's purchase of PDL's former cardiovascular assets in March 2008. In connection with EKR's purchase of the cardiovascular assets, $6.0 million of the purchase price was placed in an escrow account for a period of one year to cover certain product-return and sales-rebate related costs. Through the term of the escrow agreement, EKR had submitted claims totaling approximately $5 million against the escrow account, which funds were released to EKR by the escrow agent. The rights and obligations under this escrow agreement were transferred to us upon the Spin-off and, in April 2009, the remaining escrow funds of $1.0 million were transferred to us. We recognized such amount in interest and other income, net in the second quarter of 2009.

23. Legal Proceedings

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Facet Biotech Corporation

        We have audited the accompanying consolidated balance sheets of Facet Biotech Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Facet Biotech Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Facet Biotech Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2010

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009 Quarter Ended(1)
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$15,103	$10,848	$10,551	$9,599
Restructuring charges	$8,920	$(1,652)	$16,865	$4,205
Net loss	$(30,734)	$(40,915)	$(40,849)	$(29,172)
Net loss per basic and diluted share	$(1.27)	$(1.70)	$(1.71)	$(1.22)

	2008 Quarter Ended(1)
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Revenues	$6,650	$4,956	$1,975	$4,682
Restructuring	$1,029	$990	$2,904	$5,547
Net loss	$(49,983)	$(48,971)	$(49,683)	$(13,176)
Net loss per basic and diluted share	$(2.09)	$(2.05)	$(2.08)	$(0.55)

(1)
The 2009 and 2008 amounts were computed independently for each quarter, and the sum of the quarters may not equal the annual amounts due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Management's Annual Report on Internal Control Over Financial Reporting.    Facet Biotech, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for the preparation and integrity of our Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting and all related information appearing in this Annual Report. We employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has assessed our internal control over financial reporting to be effective as of December 31, 2009.

        Changes in Internal Controls.    There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report and have issued an audit report on the effectiveness of our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below, and the report on the audit of the consolidated financial statements appears in Part II, Item 8 of this Annual Report.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Facet Biotech Corporation

        We have audited Facet Biotech Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Facet Biotech Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit .

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Facet Biotech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2009 of Facet Biotech Corporation and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2010

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
2.2
Amendment No. 1 to Separation and Distribution Agreement, dated January 20, 2009, by and between Facet Biotech Corporation and PDL BioPharma, Inc. (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K filed March 31, 2009)
3.1
Amended and Restated Certificate of Incorporation of Facet Biotech Corporation effective August 28, 2008 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10-12B/A filed October 6, 2008)
3.2
Certificate of Designation, Preferences and Rights of Series A Preferred Stock, effective September 8, 2009 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 9, 2009)
3.3	Bylaws of Facet Biotech Corporation (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 10-12B/A filed October 6, 2008)
4.1	Specimen Stock Certificate of Facet Biotech Corporation (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 10-12B/A filed October 27, 2008)
4.2
Rights Agreement, effective as of September 7, 2009, between Facet Biotech Corporation and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 9, 2009)
4.3
Amendment to Rights Agreement, dated as of December 15, 2009, between Facet Biotech Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A filed December 16, 2009)
4.4
Amendment No. 2 to Rights Agreement, dated as of December 16, 2009, between Facet Biotech Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A filed December 16, 2009)

Exhibit No.	Exhibit
4.5	Stockholders Agreement, dated December 15, 2009, between Facet Biotech Corporation, and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., BVF Partners L.P., BVF Inc. and Mark N. Lampert (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2009)
4.6
Stockholders Agreement, dated December 16, 2009, between Facet Biotech Corporation and The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2009)
*10.1	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Registration Statement on Form 10-12B/A filed October 27, 2008)
*10.2	Form of Notice of Grant of Stock Option under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.3	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.4	Forms of Notice of Grant of Restricted Stock Award under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.5	Form of Restricted Stock Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Registration Statement on Form 10-12B/A filed October 6, 2008)
*10.6	Retention and Severance Plan (incorporated by reference to Exhibit 10.8 to Registration Statement on Form 10-12B/A filed October 27, 2008)
*10.7
Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Faheem Hasnain (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K filed March 31, 2009)
*10.8
Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Andrew Guggenhime (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed March 31, 2009)
*10.9
Agreement to Participate in the Retention and Severance Plan, dated December 1, 2008, by and between Facet Biotech Corporation and Maninder Hora (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed March 31, 2009)
*10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to Registration Statement on Form 10-12B/A filed November 12, 2008)
*10.11	Offer Letter, dated December 1, 2008, by and between Facet Biotech Corporation and Faheem Hasnain (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed March 31, 2009)
*10.12	Offer Letter, dated November 13, 2008, by and between Facet Biotech Corporation and Andrew Guggenhime (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed March 31, 2009)
*10.13	Offer Letter, dated November 13, 2008, by and between Facet Biotech Corporation and Maninder Hora (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed March 31, 2009)

Exhibit No.	Exhibit
10.14	Triple Net Space Lease effective July 6, 2006 between Pacific Shores Investors LLC and PDL BioPharma, Inc. (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.10 to Registration Statement on Form 10-12B filed August 13, 2008)
10.15
First Amendment to Triple Net Space Lease, dated March 31, 2008, between Facet Biotech Corporation and SRI Eight Pacific Shores LLC (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K filed March 31, 2009)
10.16
Second Amendment to Triple Net Space Lease, dated December 18, 2008, among Facet Biotech Corporation, PDL BioPharma, Inc. and SRI Eight Pacific Shores LLC (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed March 31, 2009)
10.17
Triple Net Space Lease, effective July 6, 2006, between the Pacific Shores Investors LLC and PDL BioPharma, Inc. (for building located at 1500 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.11 to Registration Statement on Form 10-12B filed August 13, 2008)
10.18
First Amendment to Triple Net Space Lease, dated March 31, 2008, between Facet Biotech Corporation and SRI Eight Pacific Shores LLC (for building located at 1500 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 31, 2009)
10.19
Second Amendment to Triple Net Space Lease, dated December 18, 2008, among Facet Biotech Corporation, PDL BioPharma, Inc. and SRI Eight Pacific Shores LLC (for building located at 1500 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K filed March 31, 2009)
10.20
Sublease, effective July 6, 2006, between Openwave Systems Inc. and PDL BioPharma, Inc. (for building located at 1400 Seaport Boulevard, Redwood City, California) (incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10-12B filed August 13, 2008)
10.21
Collaboration Agreement dated as of September 12, 2005 by and between PDL BioPharma, Inc. and Biogen Idec MA Inc. and First Amendment to Collaboration Agreement effective as of November 1, 2007 (incorporated by reference to Exhibit 10.15 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.22	Second Amendment to the Collaboration Agreement effective January 20, 2010, by and between Facet Biotech Corporation and Biogen Idec MA Inc.
10.23
License Agreement dated as of December 15, 2005 by and between Protein Design Labs, Inc. and Human Genome Sciences, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.24
Asset Purchase Agreement dated as of February 4, 2008 by and between PDL BioPharma, Inc. and EKR Therapeutics, Inc. and Amendment No. 1 to Asset Purchase Agreement dated as of March 7, 2008 (incorporated by reference to Exhibit 10.17 to Registration Statement on Form 10-12B/A filed December 4, 2008)†
10.25	Amendment No. 2 to Asset Purchase Agreement, effective October 19, 2009, by and between Facet Biotech Corporation and EKR Therapeutics, Inc.†
10.26
Collaboration Agreement dated as of August 18, 2008 by and between PDL BioPharma, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.19 to Registration Statement on Form 10-12B/A filed December 4, 2008)†

Exhibit No.	Exhibit
10.27	Collaboration Agreement dated as of August 27, 2009 by and between Facet Biotech Corporation and Trubion Pharmaceuticals, Inc.(incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 3, 2009)†
21.1	Subsidiaries of Facet Biotech Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
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

FACET BIOTECH CORPORATION (REGISTRANT)
By:	/s/ FAHEEM HASNAIN Faheem Hasnain President and Chief Executive Officer (Principal Executive Officer) Date: February 23, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FAHEEM HASNAIN (Faheem Hasnain)	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2010
/s/ ANDREW L. GUGGENHIME (Andrew L. Guggenhime)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010
/s/ HERB C. CROSS (Herb C. Cross)	Corporate Controller (Principal Accounting Officer)	February 23, 2010
/s/ BRADFORD S. GOODWIN (Bradford S. Goodwin)	Director	February 23, 2010
/s/ GARY LYONS (Gary Lyons)	Director	February 23, 2010
/s/ DAVID R. PARKINSON, M.D. (David R. Parkinson, M.D.)	Director	February 23, 2010
/s/ KURT VON EMSTER (Kurt von Emster)	Director	February 23, 2010
/s/ HOYOUNG HUH, M.D., PH.D. (Hoyoung Huh)	Director	February 23, 2010