Form 10-Q/A
period 2009-09-30
FACET BIOTECH CORP
filed 2010-04-15
CIK 1441848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of October 27, 2009, there were 25,067,740 shares of the Registrant’s Common Stock outstanding.

FACET BIOTECH CORPORATION

INDEX

ITEM 6.	EXHIBITS	4

	Signatures	5

Explanatory Note

Facet Biotech Corporation (the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the Form 10-Q) as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the Amendment) is being filed solely to re-file Exhibit 10.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, the Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to the Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6.                              EXHIBITS

10.1	Collaboration and License Agreement, dated August 27, 2009, between Trubion Pharmaceuticals, Inc. and Facet Biotech Corporation†

10.2*	Amendment No. 2 to Clinical Drug Substance Supply Agreement, effective September 25, 2009, between Genmab MN, Inc. and Facet Biotech Corporation†

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*

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

* Incorporated by reference to the designated exhibit of Facet Biotech Corporation’s quarterly report on Form 10-Q filed with the SEC on November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2010

FACET BIOTECH CORPORATION
(Registrant)

/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew L. Guggenhime
Andrew L. Guggenhime
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Herb C. Cross
Herb C. Cross
Corporate Controller
(Principal Accounting Officer)