Form 10-K/A
period 2009-12-31
FACET BIOTECH CORP
filed 2010-04-19
CIK 1441848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

          None.

FACET BIOTECH CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the "SEC") on February 24, 2010 (the "10-K"). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2010 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14.

        Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to February 24, 2010.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

        The names of the members of our Board of Directors, their ages and certain information about them as of March 23, 2010, are set forth below. The Board is presently composed of six members. The terms of each director will expire upon the election and qualification of the directors to be nominated at the next annual meeting of the stockholders.

Director	Other Positions with the Company	Age	Director Since
Brad Goodwin	Chairperson of the Board	55	2008
Faheem Hasnain	President and Chief Executive Officer	51	2008
Hoyoung Huh, M.D., Ph.D.	—	40	2009
Gary Lyons	—	58	2008
David R. Parkinson, M.D.	—	59	2008
Kurt von Emster	—	42	2009

        The following are brief biographies of each current member of the Board.

        Brad Goodwin was elected to serve on the Board in November 2008. Mr. Goodwin is currently the President and Chief Executive Officer of Keren Pharmaceutical, Inc., a private company developing external guide sequences (EGSs) as a method of silencing RNA. From 2001 to 2006, Mr. Goodwin served as Chief Executive Officer and a member of the Board of Directors of Novacea, Inc. ("Novacea"), a publicly held biopharmaceutical company focused on in-licensing, developing and commercializing novel therapies for the treatment of cancer. From 2000 to 2001, Mr. Goodwin served as President, Chief Operating Officer and Founder of Collabra Pharma, a privately held company offering pharmaceutical product licensing and development. From 1987 to 2000, Mr. Goodwin held various positions at Genentech, Inc., including most recently Vice President of Finance. While at Genentech, in addition to his finance responsibilities, he helped structure and negotiate significant product licenses, including the license of Rituxan®, and developed long-range strategic plans. Mr. Goodwin is currently a member of the Board of Directors of Rigel Pharmaceuticals, Inc. ("Rigel") and NeurogesX Inc., both of which are publicly held biotechnology companies. In the past five years, Mr. Goodwin also served on the board of directors of: PDL BioPharma, Inc. ("PDL") (April 2006 to December 2008), CoTherix, Inc. (January 2004 to January 2007) and Novacea, Inc. (February 2002 to December 2006). Mr. Goodwin received his B.S. degree in accounting and finance from the University of California at Berkeley.

        Faheem Hasnain was elected to serve on the Board in November 2008. He currently serves as President and Chief Executive Officer of the Company. Mr. Hasnain was the President and Chief Executive Officer of PDL, having joined PDL in October 2008. From October 2004 to September 2008, Mr. Hasnain served at Biogen Idec Inc. ("Biogen"), most recently as its Executive Vice President, Oncology/Rheumatology Strategic Business Unit. From March 2002 to September 2004, Mr. Hasnain served as President, Oncology Therapeutics Network, at Bristol-Myers Squibb Company ("BMS"). From 2000 to 2002, Mr. Hasnain served as Vice President, Global eBusiness, at GlaxoSmithKline and, from 1988 to 2000, he served in key commercial and entrepreneurial roles within GlaxoSmithKline and its predecessor organizations, spanning global eBusiness, international commercial operations, sales and marketing. In the past five years, Mr. Hasnain also served on the board of directors of: PDL (October 2008 to December 2008) and Tercica, Inc. (February 2008 to October 2008). Mr. Hasnain received a B.H.K. and B.Ed. from the University of Windsor Ontario in Canada.

        Hoyoung Huh, M.D, Ph.D. was elected to serve on the Board in September 2009. Dr. Huh is currently Chairman of the Board of BiPar Sciences, Inc. ("BiPar"), a leading oncology therapeutics company and pioneer in the novel mechanism of DNA-repair inhibition. He served as President and Chief Executive Officer of BiPar from March 2008 to November 2009. BiPar was acquired by the global pharmaceutical company, sanofi-aventis, in April of 2009, and remains as a center of innovation within sanofi-aventis. From March 2005 to February 2008, Dr. Huh served at Nektar Therapeutics, Inc., as a member of its board of directors, Chief Operating Officer and head of the PEGylation Business Unit. Dr. Huh has led multiple partnerships with major pharmaceutical companies, including Bayer AG, Baxter International Inc., BMS, Novartis AG, Pfizer, Inc and Roche Holding Ltd. Dr. Huh is a thought leader and frequent speaker on topics including technology licensing, mergers and acquisitions, and innovative product launches. From September 1997 to February 2005, Dr. Huh served at McKinsey & Company, a global management consulting firm, where he served most recently as a partner and a leader in the healthcare and biotechnology practice across U.S., Europe and Asia. He currently serves on the board of directors at BayBio, a biotechnology industry association, and Interplast, Inc. SciDose LLC, Epizyme, Inc. and Jennerex Biotherapeutics, Inc., each of which is a private entity. In the past five years, Dr. Huh also served on the board of directors of Nektar Therapeutics, Inc. from February 2008 to June 2009. Dr. Huh received his M.D. degree from Cornell University, Ph.D. in Genetics/Cell Biology from Cornell University/Sloan-Kettering Institute, and his A.B. in Biochemistry from Dartmouth College.

        Gary Lyons was elected to serve on the Board in November 2008. Mr. Lyons served as the President and Chief Executive Officer of Neurocrine Biosciences, Inc. ("Neurocrine") from February 1993 to January 2008. Prior to joining Neurocrine, Mr. Lyons held a number of senior management positions at Genentech, including Vice President of Business Development and Vice President of Sales. Mr. Lyons also serves on the Boards of Directors of Rigel, Vical Incorporated, Poniard Pharmaceuticals, Inc. and Neurocrine, each of which is a publicly traded biotechnology company. In the past five years, Mr. Lyons also served on the board of directors of PDL from July 2008 to December 2008. Mr. Lyons received his B.S. in marine biology from the University of New Hampshire and his M.M. from Northwestern University's J.L. Kellogg Graduate School of Management.

        David R. Parkinson, M.D. was elected to serve on the Board in November 2008. Since September 2007, Dr. Parkinson has served as President and Chief Executive Officer of Nodality, Inc., a South San Francisco, California-based biotechnology company focused on the biological characterization of signaling pathways in patients with malignancy to enable more effective therapeutics development and clinical decision-making. From March 2006 to September 2007, Dr. Parkinson served as Senior Vice President, Oncology Research and Development, at Biogen where he oversaw all of Biogen's oncology discovery research efforts and the development of its oncology pipeline. From May 2003 to March 2006, Dr. Parkinson served as Vice President, Oncology Development, at Amgen Inc. From January 1997 to May 2003, Dr. Parkinson served as Vice President, Global Oncology Clinical Development, at Novartis. During his tenures at Amgen and Novartis, Dr. Parkinson was responsible for clinical development activities leading to a series of successful global drug registrations for important cancer therapeutics, including Gleevec®, Femara®, Zometa®, Kepivance®, and Vectibix®. Dr. Parkinson worked at the National Cancer Institute from 1990 to 1997, serving as Chief of the Investigational Drug Branch, then as Acting Associate Director of the Cancer Therapy Evaluation Program, before leaving for Novartis. Prior to the NCI, Dr. Parkinson held academic positions at the M.D. Anderson Cancer Center, University of Texas and New England Medical Center of Tufts University School of Medicine. Dr. Parkinson is a past Chairman of the Food & Drug Administration (FDA) Biologics Advisory Committee and is a recipient of the FDA's Cody Medal. He currently serves on the National Cancer Policy Forum of the Institute of Medicine and is a member of the FDA's Science Board. Dr. Parkinson received his M.D. degree from the University of Toronto Faculty of Medicine and Hematology/Oncology training at McGill University and New England Medical Center.

        Kurt von Emster was elected to serve on the Board in February 2009. Since March 2009, Mr. von Emster has served as a Managing Director of venBio LLC, a life sciences advisory group. From November 2000 to February 2009, Mr. von Emster was with MPM Capital serving most recently as a

Managing Director of MPM BioEquities and as Portfolio Manager for the MPM BioEquities Fund. From July 1989 to November 2000, he was with the Franklin Templeton Group, most recently as a Vice President and Portfolio Manager. He is currently a member of the board of directors at Somaxon Pharmaceuticals, Inc., a public biotechnology company, and Metabolex Inc., a privately held drug development company. He is a Chartered Financial Analyst (CFA) and a member of the Association for Investment Management and Research and of the Security Analysts of San Francisco. Mr. von Emster received his B.S. from the University of California at Santa Barbara.

Committees of the Board

        We are managed under the direction of the Board. The Board has established five standing committees: an audit committee, a compensation committee, a nominating and governance committee, a scientific review committee and an equity grant committee. The table below lists the members of each of the five committees of the Board as of March 23, 2010.

Committee	Members
Audit	Brad Goodwin (Chairperson) Hoyoung Huh, M.D., Ph.D. Gary Lyons Kurt von Emster
Compensation	Brad Goodwin Hoyoung Huh, M.D., Ph.D. Gary Lyons (Chairperson) Kurt von Emster
Nominating and Governance	Brad Goodwin Gary Lyons David R. Parkinson, M.D. Kurt von Emster (Chairperson)
Scientific Review	David R. Parkinson, M.D. Hoyoung Huh, M.D., Ph.D.
Equity Grant	Faheem Hasnain

Attendance at Meetings

        The table below lists the number of meetings that occurred and actions taken by written consent during 2009 of the Board and each of the committees of the Board. Each director currently serving attended more than 75% of the aggregate number of the meetings of the Board and the Board committees on which each director sits.

	Meetings	Written Consents
Board	24	5
Nominating and Governance Committee	7	—
Audit Committee	9	—
Compensation Committee	8	4
Scientific Review Committee	—	—
Equity Grant Committee	—	12

        We have no formal policy requiring our directors to attend annual meetings. We believe that annual meetings provide an opportunity for stockholders to communicate with directors and therefore request that each of our directors make a reasonable effort to attend the annual meeting. Four of our five then-serving directors attended our 2009 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

        Biographical information regarding our executive officers as of March 23, 2010 is set forth below. Under our bylaws, each executive officer is appointed annually by the Board, and each holds office until such officer resigns, is removed, is otherwise disqualified to serve, or such officer's successor is elected and qualified.

Name	Age	Position
Herb Cross(1)	38	Vice President, Finance
Andrew Guggenhime	41	Senior Vice President and Chief Financial Officer
Faheem Hasnain(2)	51	President and Chief Executive Officer
Maninder Hora, Ph.D.	56	Vice President, Product and Quality Operations
Ted Llana, Ph.D.	46	Senior Vice President, Commercial and Corporate Development
Mark Rolfe	50	Senior Vice President and Chief Scientific Officer
Francis Sarena	39	Vice President, General Counsel and Secretary

(1)
Mr. Cross is identified in this section as an executive officer of the Company because he is an "officer" for purposes of Section 16 of the Securities Exchange Act of 1934 because Mr. Cross is our principal accounting officer.

(2)
Biographical information for Mr. Hasnain is included in the section above titled "Board of Directors".

        Herb Cross, our Vice President, Finance, and principal accounting officer, joined us in December 2008. Prior to joining the Company, Mr. Cross served as the Corporate Controller and principal accounting officer of PDL, having joined PDL in November 2006. From November 1999 to June 2006, Mr. Cross held positions of increasing responsibility at Neoforma, Inc. ("Neoforma"), most recently as Vice President of Finance, a position he held since February 2001. Neoforma was a provider of supply chain management solutions for the healthcare industry before it was acquired by Global Healthcare Exchange, LLC in March 2006. From August 1994 to November 1999, Mr. Cross was employed by Arthur Andersen LLP, an independent public accounting firm, most recently as a Manager in the Assurance and Business Advisory Services group, during which time Mr. Cross managed the audits of both public and private corporations in the software, technology, retail and manufacturing industries. Mr. Cross is a Certified Public Accountant and received his B.S. in Business Administration, with a dual emphasis in Finance and Accounting, from the Haas School of Business at the University of California at Berkeley.

        Andrew Guggenhime, our Senior Vice President and Chief Financial Officer, has served in his current position since December 2008. From April 2006 to December 2008, Mr. Guggenhime served as the Senior Vice President and Chief Financial Officer of PDL. From January 2000 to March 2006, Mr. Guggenhime served at Neoforma, most recently as Chief Financial Officer. Neoforma was a provider of supply chain management solutions for the healthcare industry before it was acquired by Global Healthcare Exchange, LLC in March 2006. From 1996 until 2000, Mr. Guggenhime was a part of the Healthcare Investment Banking group of Merrill Lynch & Co., most recently as a Vice President, where he specialized in working with healthcare services firms and healthcare Internet companies on a variety of transactions, including mergers and acquisitions, initial public offerings, add-on equity offerings and debt offerings. Prior to joining Merrill Lynch & Co., Mr. Guggenhime worked at Wells Fargo & Company in a number of capacities, most recently as Assistant Vice President in Wells Fargo's Real Estate Capital Markets group. Mr. Guggenhime received his B.A. in International Politics and Economics from Middlebury College and his M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University.

        Maninder Hora, Ph.D., our Vice President, Product and Quality Operations, joined us in December 2008. Dr. Hora has over 25 years of drug development experience in the biopharmaceutical and pharmaceutical industry. From July 2006 to December 2008, Dr. Hora served at PDL most recently as Vice President, Product Operations. From 1986 to 2006, Dr. Hora held positions of increasing responsibility with Chiron Corporation (now Novartis) in Emeryville, California, serving most recently at Chiron as Vice President of Process and Product Development. Dr. Hora served as a key member of various teams that successfully registered eight drugs or vaccines in the U.S. and Europe during his 20-year tenure at Chiron. Dr. Hora has also held positions at Wyeth Pharmaceuticals and GlaxoSmithKline PLC prior to joining Chiron. Dr. Hora completed his Ph.D. in Bioengineering from the Indian Institute of Technology, Delhi, India, and was a Fulbright Scholar at the University of Washington, Seattle prior to joining the industry.

        Ted Llana, Ph.D., our Senior Vice President, Commercial and Corporate Development, joined us in January 2009. From September 2001 to November 2008, Dr. Llana held various positions of increasing responsibility at Biogen, most recently as Vice President, Oncology/Rheumatology Strategic Business Unit. In his most recent role at Biogen, he defined and executed the strategy to grow and progress Biogen's oncology and rheumatology pipelines and managed Biogen's Rituxan® collaboration with Genentech, Inc. Prior to working in the oncology business unit, Dr. Llana headed up corporate strategy at Biogen and led global marketing at Biogen. Dr. Llana's prior business experience includes serving as a partner at Documedics, Inc. and as a Vice President at Covance, Inc. where he provided strategic consulting on product commercialization and marketing in the pharmaceutical, biotechnology and medical device industries. Dr. Llana began his career as a Biologist at the National Cancer Institute. He received his Ph.D. in Cellular Immunology from Cornell University and his MBA from Georgetown.

        Mark Rolfe, Ph.D., our Senior Vice President and Chief Scientific Officer, joined us in August 2009. From December 1999 to July 2009, Dr. Rolfe held various positions of increasing responsibility at Millennium: The Takeda Oncology Company, most recently as Vice President, Oncology Discovery. From 1993 to 1999, Dr. Rolfe worked at Mitotix, Inc., where he last served as Director, Molecular Biology. From 1989 to 1993, Dr. Rolfe worked at Celltech Ltd., where he last served as Principal Scientist. Prior to Celltech, he completed post-doctoral fellowships at the Columbia University College of Physicians and Surgeons in New York and the Imperial Cancer Research Fund in London. He received his Ph.D. from the National Institute for Medical Research, London, and his B.A. and M.A. from Brasenose College, Oxford University.

        Francis Sarena, our Vice President, General Counsel and Secretary, has served in his current position since December 2008. From April 2006 to December 2008, Mr. Sarena held positions of increasing responsibility with PDL most recently as Vice President, General Counsel and Secretary of PDL. Mr. Sarena served as a Corporate Associate at Bingham McCutchen LLP from September 2000 to April 2006 representing clients primarily in merger and acquisition transactions, corporate and securities law matters and equity financing transactions. Mr. Sarena received his J.D. from University of California, Berkeley, Boalt Hall School of Law, and his B.S. in Finance from San Francisco State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Our directors and executive officers are required by Section 16(a) of the Securities Exchange Act of 1934 to timely file with the SEC certain reports regarding their beneficial ownership of our common stock. These persons are also required to furnish us with copies of these reports they file with the SEC. To our knowledge, based solely on our review of such Section 16 Reports we have received and written representations from our directors and executive officers, we believe that our officers and executive officers complied with all filing requirements under Section 16(a) during 2009.

 CORPORATE GOVERNANCE

Code of Ethics

        We have adopted a Code of Business Conduct (the "Code of Conduct"), which constitutes a code of ethics as defined in Item 406 of SEC Regulation S-K. Our Code of Conduct applies to all our officers, directors and employees. A copy of our Code of Conduct is available on our website at www.facetbiotech.com/CodeOfConduct.

        You may also request a free copy of our Code of Conduct from:

    Facet Biotech Corporation
    Attention: Corporate and Investor Relations
    1400 Seaport Boulevard
    Redwood City, California 94063

Audit Committee

        Our Audit Committee operates under a written charter, which is available in the "Corporate Governance" section on our website at www.facetbiotech.com.

        Mr. Goodwin has served as the Chairperson of our Audit Committee since December 2008 and Mr. von Emster has served as a member of our Audit Committee since February 2009. The Board, based on the recommendation of our Nominating and Governance Committee, has determined that Mr. Goodwin and Mr. von Emster are audit committee financial experts, as defined in Item 407(d)(5)(2) of Regulation S-K promulgated by the SEC. The members of our Audit Committee, Mr. Goodwin, Mr. Lyons, Dr. Huh and Mr. von Emster, are independent members of the Board under Nasdaq's Marketplace rules for listed companies.

        The primary purpose of our Audit Committee is to oversee our accounting and financial reporting process and the audits of our financial statements, assist the Board in fulfilling its oversight responsibilities by reviewing and reporting to the Board on the integrity of the financial reports and other financial information we provide to any governmental body or to the public, and on our compliance with these legal and regulatory requirements.

        The functions of our Audit Committee include:

  •
  Monitoring the independence and performance of our independent registered public accounting firm and recommending an independent registered public accounting firm to the Board;

  •
  Reviewing the planned scope of the annual audit and the results of the annual audit;

  •
  Pre-approving all audit services and permissible non-audit services provided by our independent registered public accounting firm and overseeing the compensation for such services;

  •
  Reviewing the accounting and reporting principles we apply in preparing our financial statements;

  •
  Reviewing our internal financial, operating and accounting controls and finance and accounting personnel with management and our independent registered public accounting firm;

  •
  Reviewing certain risk management functions including procedures for complaints regarding accounting matters for anonymous complaints, and reviewing legal matters that could raise material financial issues;

  •
  Reviewing with management and our independent registered public accounting firm, as appropriate, our financial reports and other financial information we provide to any governmental body or the public, and our compliance with legal and regulatory requirements; and

  •
  Reviewing and approving, or recommending action to the Board regarding, transactions that may present potential for conflict of interest, or require a waiver under our code of conduct such as transactions with our officers, directors or significant stockholders.

Compensation Committee

        Our Compensation Committee operates under a written charter, which is available in the "Corporate Governance" section on our website at www.facetbiotech.com.

        The primary purpose of our Compensation Committee is to discharge the Board's responsibilities relating to compensation and benefits of our officers and directors. In carrying out these responsibilities, our Compensation Committee reviews all components of officer and director compensation for consistency with our Compensation Committee's compensation philosophy, as in effect from time to time. The Compensation Committee also evaluates the design of our compensation policies and practices to ensure that incentives are aligned with the goals of the Company and do not encourage or incentivize individuals to undertake excessive or inappropriate risk. The Compensation Committee also provides a level of oversight of the operation of our compensation programs that—together with the significant level of Board oversight of the Company's operations—allows the periodic evaluation of the level of risk taking by employees.

        The functions of our Compensation Committee include:

  •
  Designing and implementing competitive compensation policies to attract and retain key personnel;

  •
  Reviewing and formulating policy and determining or making recommendations to the Board regarding compensation of our officers and directors;

  •
  Administering our equity incentive plans and granting or recommending grants of equity awards to our officers and directors under these plans and overseeing the Equity Grant Committee's exercise of authority to grant awards to non-officer employees of the Company; and

  •
  Reviewing and establishing Company policies in the area of officer perquisites.

        Our Chief Executive Officer does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to our Compensation Committee regarding the amount and composition of the compensation of our other officers and he participates in the Compensation Committee's deliberations about these other officers' compensation.

        Our Compensation Committee has the sole authority to retain and obtain advice or assistance from compensation consultants as well as legal counsel or accounting or other advisors. The Company would bear the fees and costs of any such consultant or advisor engaged by our Compensation Committee. Our Compensation Committee has not yet engaged any compensation consultants.

        Our Compensation Committee expects that it would generally engage independent compensation consultants to provide:

  •
  Advice in selecting a peer group of companies for executive compensation comparison purposes;

  •
  Comparative market data on officer and board director compensation practices and programs of peer companies and competitors;

  •
  Guidance on industry best practices and emerging trends and developments in officer and board director compensation;

  •
  Preparation of "tally sheets" for each officer; and

  •
  Advice on determining the total compensation of each of our officers and the material elements of total compensation, including (1) annual base salaries, (2) target cash bonus amounts, (3) stock option awards and (4) restricted stock awards.

        Our management may from time to time separately retain its own compensation consultants to advise on various matters related to evaluating and designing compensation programs. These management-engaged compensation consultants may coordinate with our Compensation Committee or our Compensation Committee's independent compensation consultant. The Company has not yet engaged any compensation consultants.

Nominating and Governance Committee

        Our Nominating and Governance Committee operates under a written charter, which is available in the "Corporate Governance" section on our website at www.facetbiotech.com.

        The primary purpose of our Nominating and Governance Committee is to:

  •
  Identify individuals qualified to become Board members;

  •
  Select, and recommend to the Board, director nominees for each election of directors;

  •
  Develop criteria for selecting qualified director candidates;

  •
  Consider committee member qualifications, appointment and removal;

  •
  Recommend corporate governance principles, codes of conduct and compliance mechanisms applicable to us; and

  •
  Provide oversight in the evaluation of the Board and each committee of the Board.

        Our Nominating and Governance Committee regularly assesses the optimum size of the Board and its committees and the needs of the Board for various skills, background and business experience in determining whether it is advisable to consider additional candidates for nomination.

Evaluation of Director Nominations

        In fulfilling its responsibilities to select, and recommend to the Board, director nominees for each election of directors, our Nominating and Governance Committee considers the following factors:

  •
  the appropriate size of the Board and its committees;

  •
  the perceived needs of the Board for particular skills, background and business experience;

  •
  the skills, background, reputation, and business experience of nominees compared to the skills, background, reputation, and business experience already possessed by other Board members;

  •
  nominees' independence from management;

  •
  applicable regulatory and listing requirements, including independence requirements and legal considerations, such as antitrust compliance;

  •
  the benefits of a constructive working relationship among directors; and

  •
  the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

        The goal of our Nominating and Governance Committee is to ensure that the Board is composed of directors that bring to the Company a variety of perspectives and skills derived from high quality business and professional experience. Directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the best interests of our stockholders. They must also have an inquisitive and objective perspective and mature judgment. Director candidates, in the judgment of our Nominating and Governance Committee, must also have sufficient time available to perform all Board and committee responsibilities. Board members are expected to prepare for, attend and participate in all Board and applicable committee meetings.

        Other than the foregoing, there are no stated minimum criteria for director nominees, although our Nominating and Governance Committee may also consider such other factors as it may deem, from time to time, to be in the best interests of the Company and our stockholders.

        Our Nominating and Governance Committee annually evaluates the Board members who are willing to continue in service against the criteria set forth above in determining whether to recommend these directors for re-election at the next annual meeting of stockholders.

        We do not have a formal policy with regard to the consideration of diversity in identifying director nominees. Our Corporate Governance Guidelines ("Guidelines"), however, provide that our Nominating and Governance Committee should review with the Board the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board. The Guidelines provide that the assessment should include issues of diversity, age, skills such as understanding of research, manufacturing, development, technology and finance, and international background.

        The primary consideration in the searches our Nominating and Governance Committee has conducted to date has been to identify candidates with professional backgrounds that would complement those of existing Board members. The Nominating and Governance Committee has considered diversity, including racial, ethnic and gender diversity as one attribute in the process of identifying candidates in the director searches it has conducted.

        As part of conducting director searches, our Nominating and Governance Committee has reported to the Board on its assessment of Board members skills as specified in our Guidelines.

Candidates for Nomination as Director

        Candidates for nomination as director come to the attention of our Nominating and Governance Committee from time to time through incumbent directors, management, stockholders or third parties. These candidates may be considered at meetings of our Nominating and Governance Committee at any point during the year. Such candidates are evaluated against the criteria set forth above. If our Nominating and Governance Committee believes at any time that it is desirable that the Board consider additional candidates for nomination, the committee may poll directors and management for suggestions or conduct research to identify possible candidates and may, if our Nominating and Governance Committee believes it is appropriate, engage a third-party search firm to assist in identifying qualified candidates.

        Our Nominating and Governance Committee's policy is to evaluate any recommendation for director nominee proposed by a stockholder and our bylaws also permit stockholders to nominate directors for consideration at an annual meeting, subject to certain conditions. Any recommendation for director nominee must be submitted in writing to:

    Facet Biotech Corporation
    Attention: Corporate Secretary
    1500 Seaport Boulevard
    Redwood City, California 94063

        Our bylaws require that any director nomination made by a stockholder for consideration at an annual meeting must be received in writing 90 to 120 days prior to the anniversary of the date of the prior year's annual meeting of stockholders as first specified in the Company's notice of annual meeting (without regard to any postponements or adjournments of such meeting after such notice was first sent). If no annual meeting was held in the previous year, or the date of the annual meeting has been changed by more than 30 days from the date contemplated at the time of the previous year's proxy statement, a stockholder's director nomination notice must be received in writing not later than 90 days prior to the annual meeting or the 10th day following the date on which public announcement of the date of such annual meeting is first made.

        Each written notice containing a stockholder nomination of a director at an annual meeting must include:

  •
  the name and address, as they appear on the Company's books, of the stockholder who intends to make the nomination, or the beneficial owner, if any, on whose behalf the nomination is being made and of the person or persons to be nominated;

  •
  a representation that the stockholder (1) is a holder of record of our stock entitled to vote for the election of directors on the date of such notice and (2) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

  •
  the class and number of shares of the Company that are owned beneficially and of record by the stockholder and such other beneficial owner;

  •
  a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the stockholder's notice by, or on behalf of, such stockholder or such other beneficial owner, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such stockholder or such beneficial owner, with respect to shares of stock of the Company;

  •
  a description of all arrangements or understandings between the nominating stockholder or beneficial owner and each nominee and any other person or persons (naming such person or persons) pursuant to which the stockholder is making the nomination or nominations;

  •
  such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC, had the nominee been nominated, or intended to be nominated, by the Board; and

  •
  the consent of each nominee to serve as a director, if elected.

        Any other recommendation of a director nominee must include:

  •
  the candidate's name, age, contact information and present principal occupation or employment; and

  •
  a description of the candidate's qualifications, skills, background, and business experience during, at a minimum, the last five years, including the candidate's principal occupation and employment and the name and principal business of any corporation or other organization in which the candidate was employed or served as a director.

        All director nominees must also complete a customary form of directors' questionnaire as part of the nomination process. The evaluation process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of our Nominating and Governance Committee.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background Regarding Spin-off from PDL

        In April 2008, PDL announced a plan to spin off (the "Spin-off") its biotechnology operations (the "Biotechnology Operations") into a separate publicly traded U.S. company in order to separate the Biotechnology Operations from PDL's antibody humanization royalty related operations (the "Royalty Operations"). In connection with preparing for the Spin-off, we were incorporated in Delaware on July 29, 2008.

        In December 2008, PDL transferred to us the Biotechnology Operations and all but two of PDL's employees became employees of the Company. On December 18, 2008, the Spin-off was effective, we ceased being a subsidiary of PDL and we became a publicly traded company independent from PDL.

        Prior to the Spin-off, the Biotechnology Operations were operated by PDL. PDL and the Biotechnology Operations experienced a significant amount of change from 2007 until the Spin-off and the PDL Compensation Committee was particularly active throughout this period addressing a variety of compensation-related matters that emerged as a result of these changes. During this time, PDL adopted broad-based cash retention bonus programs. Some of these retention benefits as originally offered by PDL were payable through the end of 2009. In connection with the Spin-off, we offered these same retention benefits to ensure that employees joining the Company from PDL had comparable compensation packages and to retain them after the Spin-off. Some of these retention programs and incentives were targeted at or designed for executive officers of PDL who became executive officers of the Company. The retention compensation that was earned under these programs was in addition to what we would otherwise pay our officers and employees with respect to their service to the company. These retention programs ended in 2009. The circumstances in which these retention bonus programs were adopted were unique and we do not expect to implement similar retention programs in the foreseeable future.

        Also, because the vast majority of PDL's employees solely supported the Biotechnology Operations during 2008 and because three of the named executive officers identified herein were officers of PDL until mid-December 2008, we have included in the Summary Compensation Table the compensation earned by these officers as officers of PDL and refer in various parts of this Compensation Discussion and Analysis to compensation policies of and decisions made by PDL or its Compensation Committee.

Compensation Program Objectives

        The goal of our executive compensation program is to effectively motivate our executive leadership to achieve the stated goals of the Company and to perform in a manner that maximizes stockholder value. To that end, we seek to maintain an executive compensation program that ensures that we can successfully recruit high quality candidates for senior leadership positions and retain these executives through appropriate base compensation, equity and cash awards and incentives tied to their individual performance and their contribution to our overall performance as measured against the achievement of company-wide goals and objectives.

        Our Compensation Committee annually reviews and evaluates the components and effectiveness of our executive compensation program to ensure that our programs are consistent with our goals and that our executive compensation program is aligned with the marketplace in which we compete for executive talent.

        Our Compensation Committee solicits and receives input from our Human Resources, Finance and Legal departments and Chief Executive Officer and takes into account this input in determining the structure and amount of compensation for our individual officers and in designing compensation plans and programs. Our Compensation Committee also solicits input from other Outside Directors in evaluating the performance of our Chief Executive Officer. Members of management of our Human Resources, Finance and Legal departments and our Chief Executive Officer attend portions of our Compensation Committee's meetings; however, our Chief Executive Officer is not present during voting or deliberations regarding his compensation. Members of management of our Human Resources, Finance and Legal departments are not present during voting regarding our Chief Executive Officer's compensation, but may be asked to participate in certain of the deliberations regarding our Chief Executive Officer's compensation.

        We expect that from time to time our Compensation Committee will use the services of independent compensation consultants to provide advice regarding executive compensation independent of the advice and recommendations of management, including with respect to the composition of our peer group, gathering peer group and other relevant executive compensation information and analysis of this information and preparing "tally sheets" of each officer's compensation for our Compensation Committee's review.

Compensation Program Elements

        Compensation payable to our executive officers is primarily comprised of five elements, designed together to motivate our officers to perform in a manner that enables us to meet our strategic goals and annual business objectives and increase stockholder value. The five elements which comprise our total compensation program are (1) base salary, (2) employee benefits, (3) annual cash incentives, (4) equity incentives and (5) change in control and severance benefits. Each of these elements is discussed in more detail below.

Peer Group Selection and Benchmarking

        The Compensation Committee periodically reviews and revises the list of peer group companies (the "Peer Group List") that the Compensation Committee uses to compare the Company's officer compensation programs and obtain comparative data on officer and director compensation. The Compensation Committee customarily receives input in this review process from the Company's management. Peer group companies are selected based on whether the company is similarly-sized based on the number of employees, the amount of annual research and development expenses and market capitalization. In determining whether we should include a company on the Peer Group List, the Compensation Committee also evaluates the therapeutic area or areas on which the company focuses, the stages of development of its products and whether we would compete for executive officer talent with the company. Our Peer Group List is currently composed of the companies listed below:

    Ariad Pharmaceuticals, Inc.
    ArQule, Inc.
    Array Biopharma, Inc.
    Geron Corporation
    Idenix Pharmaceuticals, Inc.
    Immunogen, Inc.
    Incyte Corporation
    InterMune, Inc.
    Lexicon Pharmaceuticals, Inc.
    Micromet, Inc.
    Progenics Pharmaceuticals, Inc.
    Rigel Pharmaceuticals, Inc.
    Seattle Genetics, Inc.

    Theravance, Inc
    XOMA Ltd.

        Our Human Resources group periodically purchases third-party compensation benchmark surveys, including the Global Life Sciences Survey produced by Radford, and prepares and provides additional analyses to assist our Compensation Committee's evaluation and comparison of each element of executive compensation. We have obtained comparative compensation data from Radford with respect to our peer group. Because Radford requires a minimum of 20 companies to prepare comparative compensation reports, we included the following companies with our peer group for this purpose:

    Arena Pharmaceuticals, Inc
    Dendreon Corporation
    Exelixis, Inc
    GTx, Inc.
    Inspire Pharmaceuticals, Inc.
    Maxygen, Inc.
    Nektar Therapeutics

        We expect that our Compensation Committee would supplement the third-party compensation information that our Human Resources group obtains with information the Compensation Committee would obtain from time to time from independent compensation consultants.

        Our Compensation Committee reviews the survey and peer group compensation information it receives to ensure that our total compensation program for executive officers is competitive and that we retain and properly motivate our executive officers.

Base Salary

        Base salary is the fundamental, fixed element of our executive officers' compensation and the foundation for each officer's total compensation.

        The initial amount of base salary our Compensation Committee determines to pay each of our officers is primarily driven by two factors: (1) the amount the market would pay for similar positions with like responsibilities and (2) the officer's experience, knowledge, skills and education. In assessing what the market would pay for a given position, our Compensation Committee relies on peer group executive compensation information prepared by outside compensation consultants and compensation benchmark surveys we purchase. Our Compensation Committee currently targets the 50th percentile of the market for an officer's total cash compensation, including base salary. However, the officer's overall experience and education would then determine where within the market salary range the officer's base salary initially would be set.

        Our Compensation Committee annually reviews each officer's base salary and customarily adjusts it based on three elements: (1) performance of the officer's respective functional responsibilities against defined objectives, (2) individual performance, using the performance areas identified below, and (3) changes in the competitive marketplace using benchmarks of comparable positions in the biotech industry. To evaluate functional performance, our Compensation Committee receives a performance assessment from our Chief Executive Officer, rating each officer's individual performance. Each officer's individual and functional area performance is measured through our annual focal review process, which assesses a variety of performance areas and evaluates whether and to what extent the officer's performance meets, exceeds or falls below expectations and how consistently or often performance exceeds expectations. The areas for individual performance review include contributions towards the meeting of corporate objectives and:

  •
  Strategic leadership skills;

  •
  Ability to drive performance;

  •
  Communication skills;

  •
  Ability to collaborate and build alignment cross-functionally;

  •
  Ability to create an environment that encourages continuous improvement;

  •
  Ability to build and maintain a high-performing team; and

  •
  Ability to manage change.

        To ensure that each of our officers is compensated commensurate within market parameters, our Compensation Committee reviews peer group and benchmark survey information, using outside compensation surveys, to assess the reasonableness and competitiveness of annual base salaries and any proposed salary increase for our officers. This benchmarked data helps to ensure that our overall annual adjustments to salary are designed to appropriately reward, incentivize and retain our officers.

        Shortly prior to the events described under the heading "Background Regarding Spin-off from PDL" above, PDL had an employee base of nearly 1,200 employees, which is approximately six times greater than our current employee base, a market capitalization several times larger than our current market capitalization and aggregate annual revenue and expense amounts that were several times our expected annual revenue and expense amounts. As a result, PDL's peer group was significantly different than our current peer group and consisted of entities that are significantly larger than companies we currently consider to be our peers based on several measures. In addition, during this time, PDL had a compensation philosophy that targeted the 60th percentile of cash compensation for its peer group, whereas our current compensation philosophy is to target the 50th percentile for cash compensation. The base salaries of some of our officers were originally established prior to the events described under the heading "Background Regarding Spin-off from PDL" above.

        In February 2010, our Compensation Committee evaluated the 2009 performance of each of our officers, including our named executive officers, and the information relating to competitive salary levels, to determine what adjustments, if any, should be made to each officer's annual base salary. Based on this evaluation, our Compensation Committee approved the adjustments to our named executive officers' annual base salaries identified in the table below.

	2009 Base Salary	2010 Base Salary	Increase 2009 to 2010 (%)
Faheem Hasnain	$550,000	$550,000	—
Andrew Guggenhime	$362,050	$362,050	—
Ted Llana	$300,000	$306,000	2.0%
Mark Rolfe	$320,000	$326,000	4.5	%(1)
Maninder Hora	$294,150	$294,150	—

(1)
In accordance with Company policy, Dr. Rolfe's merit increase was prorated based on his August 20, 2009 start date with the Company and equaled 1.9% after the proration factor was applied.

        Although each of our named executive officers met or exceeded expectations in 2009, our Compensation Committee determined to not increase certain officers' annual base salaries for 2010. With respect to Mr. Hasnain's base salary, the determination to keep his base salary unchanged for 2010 was based on his experience as a public company chief executive officer and his pay position relative to current peer company data for his position. Mr. Guggenhime's and Dr. Hora's annual base salaries were left unchanged for 2010 because each of their annual base salaries is significantly above the 50th percentile of annual base salary for comparable positions in our current peer group. Dr. Llana's base salary increase was based on his performance with the Company since his hire in

January 2009. Of particular note was Dr. Llana's contribution to the successful completion of the collaboration transaction with Trubion. Dr. Rolfe's increase was based on his contributions since joining the Company in August 2009, and his expanded role as interim head of our Clinical organization in the absence of a Chief Medical Officer.

Employee Benefits

        We provide our employees, including our officers, with customary benefits, including medical, dental, vision and life insurance coverage, short-term and long-term disability coverage and the ability to participate in our 401(k) plan, which provides that we will match contributions up to certain limits based on tenure of employment with credit given for tenure at PDL, and our tax-qualified employee stock purchase plan. The costs of our insurance coverage benefits are largely borne by us; however, employees do pay portions of the premiums for some of these benefits. We believe these benefits are of the type customarily offered to employees by our peer group and in our industry.

        This element of compensation is intended to provide assurance of financial support in the event of illness or injury, encourage retirement savings through a 401(k) plan and encourage equity ownership by our employees through our employee stock purchase plan.

Cash Incentive Bonuses

        Another component of our officers' total compensation is the annual cash bonus. The annual cash bonus is intended to encourage high levels of individual and Company performance by rewarding our officers for their individual contributions and our overall performance during the year.

        Each employee's baseline target bonus, including each officer's target bonus, is determined based on the salary grade or level of the employee and equals a percentage of the employee's annual base salary. Our Compensation Committee sets the target bonus levels by salary grade level for all officers and employees, based on review of peer and benchmarking data and taking into consideration the targeted levels of other elements of compensation. The targeted bonus levels are intended to put a higher amount of total compensation and cash compensation at risk based on our performance and individual performance for officers and employees with relatively higher responsibilities. Our Compensation Committee will review target bonuses for officers each year with this goal in mind.

        The actual amount of bonus to be received by each officer is adjusted from the target bonus level based on our performance during the year, as determined by the Board, and individual performance of the officer during the year. As noted above, our Chief Executive Officer conducts the annual assessment of the performance of officers other than our Chief Executive Officer, and our Compensation Committee reviews our Chief Executive Officer's assessment of the other officers. Our Compensation Committee is solely responsible for evaluating our Chief Executive Officer's performance and assesses his performance annually. The individual performance of each officer is reviewed by our Compensation Committee, which determines the amount of target bonus adjustment.

2009 Bonus Program

        In March 2009, the Board approved a performance-based bonus program for calendar year 2009 (the "2009 Bonus Program") pursuant to which eligible employees, including officers, would receive cash bonuses for the successful achievement of certain corporate goals during 2009.

        In June and September 2009, our Compensation Committee reviewed management's estimate of performance against the goals under the 2009 Bonus Program and provided input as to the reasonableness of management's estimates used for financial statement accrual purposes. In December 2009, the Board evaluated performance against the goals under the 2009 Bonus Program and determined to fund the bonus pool under the 2009 Bonus Program at 110% of target.

        A description of the goals under the 2009 Bonus Program, their respective possible weighting and the actual weighting based on the Board's assessment of performance against the goals under the 2009 Bonus Program are set forth in the table below.

Weighting
Goal Category	Goal Met	Possible	Actual
1. Progress our Pipeline		25%	29.8%
a. Undertake strategic review of daclizumab program	Yes
b. Advance clinical development of elotuzumab as a monotherapy and in combination	Yes
c. Advance clinical development of PDL192	No
d. Advance understanding of PDL192 signaling pathways	Yes
e. Advance pre-clinical development of PDL241	Yes
2. Expand our Pipeline		25%	26.2%
a. Advance technology platform strategy	Yes
b. Enter into collaboration or other strategic technology platform transaction	No
c. Augment clinical pipeline with at least two clinical stage products	Partially
3. Enhance Financial Strength and Flexibility		25%	27.5%
a. Achieve budgeted operating expenses	Yes
b. Utilize no more than $93 million in cash during 2009	Yes
c. Decrease manufacturing spend	Yes
d. Reduce facility-related expenses	Yes
4. Recruit Key Talent		15%	10.5%
a. Fill key open positions	Partially
b. Establish Scientific Advisory Board	Partially
5. Strengthen our Culture and Reputation		10%	11.0%
a. Enhance performance oriented culture	Yes
b. Build corporate reputation and increase awareness of the Company within the scientific and investment communities	Yes
6. Other Considerations			5.0%

Total:		100%	110.0%

        A description of certain significant factors considered by the Board in making its bonus determination with respect to the above goal categories is included below.

1.
Progress our Pipeline—Our Board decided to fund this goal category at 29.8% even though one of the objectives was not met during the year since all other goals were completed on or better than target. Although our PDL192 development program did not advance as expeditiously as planned during 2009, the management team timely and effectively coordinated and navigated discussions with the FDA to facilitate amendments to the study protocol to address challenges that arose in the trial.

2.
Expand our Pipeline—Our Board decided to fund this goal category at 26.2%, which was slightly higher than the targeted 25%. During 2009, management developed a strategy for our protein engineering platform technologies and the Company filed composition of matter ("COM") patent applications covering hundreds of engineered variants of five commercial antibodies. While we didn't enter into a collaboration agreement related to our protein engineering platform technologies, we are optimistic that we have set the groundwork for such agreements in the future since we publicly disclosed at the end of 2009 the five antibodies on which we have filed COM patent applications and provided additional information regarding the capabilities of our protein engineering platform technologies. In addition, we did enter into one of two targeted in-licensing or collaboration agreements to augment our pipeline, which agreement was with Trubion for TRU-016, on which we already have seen promising preclinical data.

3.
Enhance Financial Strength and Flexibility—Our Board decided to fund this goal category at 27.5%, which was slightly higher than the targeted 25%. We met all goals in this category by significantly reducing our operating expenses and utilizing less than $93 million in cash during 2009.

4.
Recruit Key Talent—Our Board decided to fund this goal category at 10%, which was below the targeted 15%. While we filled several significant positions in 2009, including our Senior Vice President and Chief Scientific Officer position, we did not hire a Chief Medical Officer. Also, although we identified potential Scientific Advisory Board members, held discussions with these potential members regarding their participation on our Scientific Advisory Board and held a meeting with these members, we determined to postpone the formal establishment of a Scientific Advisory Board until after we engage a Chief Medical Officer, who we would want to provide input on the formation of our Scientific Advisory Board.

5.
Strengthen our Culture and Reputation—Our Board decided to fund this goal category at 11%, which was slightly higher than the targeted 10%. We met all objectives in this goal category, including by building a solid corporate reputation and significantly increasing awareness of the Company in the scientific and investor communities.

6.
Other Considerations—In evaluating the Company's performance under the 2009 Bonus Program, our Board also considered management's performance of goals under the 2009 Bonus Program in light of events during the year, including the uncertainty and distraction of certain stockholders' advocacy for the liquidation of the Company in March and April 2009 and Biogen Idec's unsolicited offers to acquire the Company in the second half of 2009.

        In February 2010, our Compensation Committee evaluated the individual performance of each of our officers to determine the amount of bonus they would earn with respect to 2009 service. The target bonus for each of our named executive officers for 2009, as well as adjustments for the Company's performance under the 2009 Bonus Program and individual officer performance, are included in the table below. The actual cash bonuses earned by each named executive officer with respect to 2009 service are also listed in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column.

Named Executive Officer	Target Bonus (%) (unadjusted)	Bonus (%) (adjusted for Company performance(1))	Final Bonus (%) (adjusted for Company and individual performance)		Final Bonus ($) (adjusted for Company and individual performance)
Faheem Hasnain	75.0%	82.5%	80.0%		$440,000
Andrew Guggenhime	37.5%	41.3%	47.5%		$172,000
Maninder Hora	30.0%	33.0%	35.4%		$104,000
Ted Llana	37.5%	41.3%	49.7%		$149,000
Mark Rolfe	37.5%	41.3%	41.3	%(2)	$55,000	(2)

(1)
The target bonus of each named executive officer was multiplied by 110%, the performance multiplier under our 2009 Bonus Program, before further adjustment to reflect individual performance.

(2)
In accordance with Company policy, Dr. Rolfe's bonus rate was prorated based on his August 20, 2009 start date with the Company and equaled 17.2% or $55,000 after the proration factor was applied.

        Mr. Hasnain's bonus was determined based on the performance of the Company in 2009 and his leadership during 2009 as our Chief Executive Officer. Of particular note was the strategic leadership he provided during uncertain times for the Company, including a reduction in force and restructuring in January 2009 and addressing certain stockholders' advocacy for the liquidation of the Company in March and April 2009 as well as Biogen Idec's unsolicited offers to acquire the Company in the second half of 2009. With respect to Mr. Guggenhime, the Compensation Committee took into consideration his contributions in addressing certain stockholders' advocacy for the liquidation of the Company in March and April 2009 and Biogen Idec's unsolicited offers to acquire the Company in the second half of 2009 and the financial performance of the Company in 2009. Dr. Hora's bonus was influenced by his role in the extensive negotiations with Genmab A/S in connection with the Company's re-negotiation of its manufacturing commitments and later negotiation of the termination of the Company's clinical supply agreement with Genmab, as well as his role in matters relating to collaboration-related manufacturing matters. In determining Dr. Llana's bonus, the Compensation Committee took into account his contribution to the successful completion of the collaboration transaction with Trubion, his work in formulating the Company's strategy for its protein engineering platform technologies and his contributions to the strategic matters facing the Company during 2009. Dr. Rolfe's bonus was impacted by the significant contributions Dr. Rolfe had on the Research organization since joining the Company in August 2009 and his expanded role as interim head of the Clinical organization in absence of a Chief Medical Officer.

2010 Bonus Program

        The Company's management has set goals for the Company for 2010. Management presented these goals, goal category bonus weighting and a performance-based bonus program for calendar year 2010 (a "2010 Bonus Program") to the Board. The Board and management have discussed these goals and the bonus program, however, the Board has not yet formally adopted a set of goals or the 2010 Bonus Program. Pursuant to the terms of the Merger Agreement, any action by the Board with respect to adopting such goals for the 2010 Bonus Program would require the prior consent of Abbott while the Merger Agreement remains in effect.

        The target bonus that each eligible employee may receive with respect to performance in 2010 would equal a percentage of the employee's annual base salary at the end of 2010, which percentage is dependent on the salary grade of the employee (the "Base Target Bonus"), adjusted upward or downward based on the Company's performance of 2010 goals (as adjusted, the "Target Bonus") and the individual performance of the eligible employee.

        The Company expects that the 2010 Bonus Program would provide that successful achievement of 2010 goals would, subject to the other terms of the 2010 Bonus Program, including the exercise of the discretion of the Board to increase, decrease or eliminate bonuses payable under the 2010 Bonus Program, entitle each eligible employee to the employee's Target Bonus, subject to any adjustment for the individual performance of each such employee. The Company's successful achievement of all of the goals in the 2010 Bonus Program would, subject to the other terms of the 2010 Bonus Program, and without giving effect to any adjustment for individual performance or any adjustment made at the discretion of the Board of Directors of the Company, entitle each eligible employee to 100% of the Base Target Bonus for that employee.

        All employees, other than employees hired after September 30, 2010, would be eligible to participate in the 2010 Bonus Program, provided that they work 20 hours or more per week. Eligible employees who are assigned to regularly work a schedule of less than 40 hours per week but more than 20 hours per week would be entitled to a pro-rated portion, based on their work schedule but excluding overtime hours, of the amount of the Target Bonus to which they would otherwise be entitled, subject to any adjustment for the individual performance of such employees. Eligible employees who start after January 31, 2010 but before October 1, 2010 would be entitled to a pro-rated portion of the amount of the Target Bonus to which they would otherwise be entitled subject to any adjustment for the individual performance of such employees. In order to receive any bonus that may be paid out under the 2010 Bonus Program, eligible employees must also continue to be employed by the Company at the time bonuses, if any, are paid, which we expect would occur in the first quarter of 2011.

        The actual bonuses that we may pay under the 2010 Bonus Program will depend on the extent to which we achieve the goals set forth in the 2010 Bonus Program as approved and determined by the Board and, to the extent applicable, Abbott. We expect that the Board would reserve the right, exercisable at its discretion, to increase, decrease or eliminate the bonuses that could be paid under the 2010 Bonus Program and to amend or terminate the 2010 Bonus Program at any time.

Equity Incentives

        We believe that equity awards encourage the perspective necessary to meet longer-term financial and strategic goals and more closely align the interests of our employees with those of our stockholders. These awards cause our employees to think like owners because the value of equity awards, especially stock options, increases only if the value of our common stock increases. The long-term incentive of equity awards provides balance to the shorter-term and medium-term focus that base salary and annual bonuses may foster in isolation, thereby promoting thoughtful, balanced decision-making by our employees. We also believe that equity incentives are a key part of our ability to attract and retain employees, especially officers, in a highly competitive labor market.

New Hire Grants

        We grant to all our new employees stock option awards in connection with the start of their employment. The number of option shares granted to a new employee is based on the salary grade of the new employee and is subject to grant size guidelines established by our Compensation Committee. Because compensation packages for officers tend to be more highly negotiated than are compensation packages for other employees, equity awards to officers may vary from the guidelines customarily followed to a greater degree than awards to other employees and often will include a mix of stock options and restricted stock. For retention purposes, we target the size of our equity grants to be competitive with our peers and roughly at the 60th percentile based on compensation survey data we obtain. However, the actual grant date fair value of a given equity grant to an officer may differ from the 60th percentile target grant size for that officer's position depending on the officer's experience, knowledge, skills and education. Also, new hire equity grants to officers may be highly negotiated, which may cause a particular grant to differ from the 60th percentile target grant size for a particular position.

        Stock option grants to new employees, other than officers, are approved and granted by the Equity Grant Committee of the Board customarily on the first business day of the week following the new employee's start date and have an exercise price equal to the closing price of our common stock on the date of grant. We believe that the process of granting new hire option grants on a weekly basis provides an even-handed, fair approach for our employees generally, because the new hire stock option grant to each new employee is granted closer in time to the employee's decision to accept an employment offer than if grants were made on a monthly, quarterly or less-frequent basis. Stock option grants to promoted employees, other than officers, are also customarily approved and granted by the Equity Grant Committee on the first business day of the first week after the date of the promotion. Most promotions occur in February in connection with the annual performance review process; however, promotions also occur from time to time throughout the year. Our new hire and promotion stock option grants vest over four years with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48 of the shares subject to the option vesting monthly after the first anniversary.

        The Equity Grant Committee is not authorized to grant equity awards to those officers that would be deemed "officers" ("Section 16 Officers") under Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Grants to Section 16 Officers are made only by our Compensation Committee. Grants to other officers are also customarily made by our Compensation Committee and not by our Equity Grant Committee, even though our Equity Grant Committee also has the authority to grant equity awards to these other officers. Our Compensation Committee customarily approves the general terms of employment offers to prospective new officers, subject to limitations to allow our management to negotiate final terms with the candidate. The equity award grant negotiated with the prospective new officer is then sent to our Compensation Committee for approval after the officer candidate accepts our employment offer but before the start of employment. Because stock option grants to newly hired officers are customarily approved prior to the start of employment, these grants are usually effective on the officer's employment start date and have an exercise price equal to the closing price of our common stock on the officer's employment start date, which is the grant date. Our Compensation Committee also approves equity awards to officers in connection with promotions. These grants are customarily effective on the date of the promotions.

Annual Incentive Grants

        In addition to new hire option grants, we may grant employees, including our officers, annual equity awards, which customarily are granted in the third quarter of each year, approximately six months after the time we customarily pay annual cash bonuses. We believe that spacing the timing of the award of cash bonuses and annual equity grants in this manner, as opposed to awarding these incentives concurrently, increases retention value by providing employees awards twice during the year.

        Our annual stock option and restricted stock grants are on average approximately half the size of the grants that would otherwise be made to a new hire of the same salary grade, although an employee's individual performance affects the actual size of the grant, with higher performers receiving larger awards and lower performers receiving smaller or no awards. The goal of our annual equity incentive grant is to provide officers and employees with continued incentives to improve corporate performance as well as to provide retention benefits.

        Our annual incentive grants are composed of stock options and restricted stock awards to our employees and officers and with allocation between these types of equity awards based on our Compensation Committee's assessment of the relative motivational impact of the respective types of equity and consistent with our Compensation Committee's goal to minimize dilution of stockholders. Our Compensation Committee determines the number of option shares or shares of restricted stock to be granted to each individual employee or officer based on a review of:

  •
  The employee's or officer's position at the Company;

  •
  His or her individual performance;

  •
  The number of unvested stock options and restricted shares held by the officer or employee;

  •
  The amount that the employee's or officer's stock options are "in the money," that is the extent to which the current market price exceeds the exercise price of such stock options; and

  •
  Other factors, including independent equity compensation survey data.

        Our annual stock option grants have an exercise price equal to the closing price of our common stock on the date of grant and vest with respect to 1/48 of the shares subject to the option on a monthly basis after the grant date. Annual restricted stock grants vest annually with respect to one-third of the shares subject to the grant.

Re-engagement and Value-Transfer Grants

        In connection with the Spin-off, we hired nearly all of PDL's employees because all of these employees support the Biotechnology Operations. Upon the Spin-off, the unvested PDL stock options held by these employees terminated, the vested portion of their PDL stock options remained exercisable for three months following the Spin-off and any unvested PDL restricted stock held by these employees was cancelled. We did not assume any of the PDL stock options held by our employees in connection with the Spin-off and our employees did not have any equity interest in the Company at the time of the Spin-off other than shares of the Company they may have received in the distribution to all PDL stockholders with respect to PDL stock they held prior to the ex-dividend date for the Spin-off.

        In order to provide initial equity incentives to our employees and better align the interest of our employees with those of our stockholders, we made broad-based equity grants to our employees in early 2009. On January 23, 2009, consistent with disclosures we made in the Information Statement attached as an exhibit to the Registration Statement on Form 10 we filed on August 13, 2008, we granted to our employees, including our officers, unvested stock options and restricted stock ("re-engagement grants"). The re-engagement grants for non-officer employees were market competitive with the 60th percentile based on salary grade level for new hire grants. Because our Chief Executive Officer had negotiated the terms of his employment with us, including his equity grants, at the time he joined PDL in October 2008, he did not receive a re-engagement grant, but instead received the equity grants that were provided for in his offer letter with us (the "CEO Offer Letter Grants"). We granted the CEO Offer Letter Grants at the same time we granted all of the re-engagement grants and the ratio of stock options to restricted stock in the CEO Offer Letter Grants impacted the mix of stock options and restricted stock in the re-engagement grants awarded to our other officers as discussed below. With respect to our officer employees, other than our Chief Executive Officer, we determined re-engagement grant levels by evaluating both the 60th percentile grant size for new hire grants as well as average share ownership data of officers in our peer group. As noted, we also evaluated the ratio between option shares and shares of restricted stock granted to our Chief Executive Officer, which was a ratio of 3-to-1, and determined to use the same ratio for the re-engagement grants awarded to our other officers to demonstrate alignment among our officers. The CEO Offer Letter Grants and the re-engagement grants to Mr. Guggenhime and Dr. Hora, two of our named executive officers, that we awarded on January 23, 2009 are listed in the table below. Dr. Llana, one of our other named executive officers, became an officer and employee of the Company on January 6, 2009. We granted Dr. Llana's new hire equity grants on the same date as the re-engagement grants.

January 2009 Equity Grants

Named Executive Officer	Stock Options	Restricted Shares	Approximate Share Ownership(1)
Faheem Hasnain	300,000	100,000	1.63%
Andrew Guggenhime	64,000	21,330	0.35%
Maninder Hora	32,000	10,650	0.17%
Ted Llana	64,000	21,330	0.35%

(1)
The approximate share ownership represents the aggregate number of stock option and restricted shares in this table divided by 24,576,879, which was the number of outstanding shares on January 23, 2009, the grant date for these awards.

        Also, in an attempt to reflect the prior contributions of our continuing employees to the Biotechnology Operations while at PDL, we granted these employees, other than our Chief Executive Officer, restricted stock awards ("value-transfer restricted shares") and stock option awards ("value-transfer options") with an approximate value, based on certain assumptions, of the unvested PDL restricted stock and vested PDL stock options held by these employees that expired in connection with the Spin-off. The value-transfer restricted shares were granted on January 23, 2009 at the same time we granted the re-engagement grants described above. The number of value-transfer restricted shares received by a given employee was determined by the value of unvested shares of PDL restricted stock that were cancelled upon the Spin-off. Each value-transfer restricted share award has a vesting schedule that matches the vesting schedule of the corresponding unvested PDL restricted stock award which terminated upon the Spin-off. The value-transfer options were granted on April 2, 2009 to our current employees who (1) held unexercised vested stock options to purchase shares of common stock of PDL on March 17, 2009, which vested PDL options expired on March 17, 2009 (the "Vested PDL Options"); (2) held stock options to purchase shares of common stock of PDL immediately prior to the Spin-off, which options were granted after December 18, 2007 (each, a "2008 PDL Grant"); or (3) were promoted to a higher grade level by PDL in 2008 but did not receive a stock option to purchase shares of PDL in connection with such promotion (each, a "2008 Missed Grant", and together with the Vested PDL Options and the 2008 PDL Grants, the "Eligible PDL Options"). The number of shares issuable under each value transfer stock option grant was determined using a Black-Scholes valuation methodology, with each value transfer stock option granted to our employee having a value approximately equal to the value as of December 18, 2008 of the Eligible PDL Option that (1) with respect to each Vested PDL Option, was vested and unexercised at the end of business on March 17, 2009, (2) with respect to each 2008 PDL Grant, would have been vested and unexercised at the end of business on December 17, 2008 had such stock option vested on a monthly basis from the date of grant, or (3) with respect to each 2008 Missed Grant, would have been vested and unexercised at the end of business on December 17, 2008 had such stock option been granted on the effective date of the relevant promotion and vested on a monthly basis from the date of grant. We determined the value of each Eligible PDL Option using a Black-Scholes valuation methodology (1) assuming reductions to the exercise price of certain Eligible PDL Options to account for the special cash dividend distributed by PDL in May 2008, to the extent such Eligible PDL Options had not previously been adjusted for such special cash dividend, and assuming increases to the exercise price of each Eligible PDL Option by the amount of the decrease in exercise price effected in connection with the Spin-off; and (2) assuming with respect to each 2008 PDL Grant that such stock option would have vested monthly from the date of grant and with respect to each 2008 Missed Grant that such stock option would have been granted on the effective date of the relevant promotion and that such stock option would have vested monthly from the date of grant.

Value-Transfer Equity Grants

Named Executive Officer	Value-Transfer Restricted Shares	Value-Transfer Options
Faheem Hasnain(1)	—	—
Andrew Guggenhime	8,270	20,980
Maninder Hora	2,756	16,856
Ted Llana(2)	—	—

(1)
Mr. Hasnain joined PDL in October 2008 shortly before the Spin-off and did not receive any value-transfer equity awards.

(2)
Dr. Llana was not an employee of PDL prior to the Spin-off and did not receive any value-transfer equity awards.

Policy on Timing of Equity Grants

        We do not have any plan or practice to time equity grants in coordination with our public release or disclosure of material nonpublic information. We also do not time our release of material nonpublic information for purposes of affecting the value of compensation to employees, including our officers. Under our equity compensation plans:

  •
  Equity grants approved by the Board or Compensation Committee are granted effective as of the date of the meeting (the "Grant Date"), unless another later date is specified by the Board or Compensation Committee, at its discretion, including because the public announcement of material information is anticipated.

  •
  Equity grants approved by the Board or Compensation Committee pursuant to a unanimous written consent are effective as of the first business day of the week following the receipt by the Company of the last signature required for such consent, unless another effective date is specified by the terms of such consent, which date shall not be earlier than the date the written consent becomes effective.

  •
  Equity grants to our new employees are granted effective on the first business day of the week following the start date for such employees.

  •
  Equity grants to existing employees for promotion or to reward performance are granted effective on the first business day of the week following the final approval of the promotion.

Change in Control and Severance Benefits

        Our change in control benefits are intended to retain our officers during the pendency of a proposed change of control transaction and to align the interests of our officers with our stockholders in the event of a change in control. We believe that proposed or actual change in control transactions can adversely impact the morale of officers and create uncertainty regarding their continued employment. Our Compensation Committee has determined that offering change in control benefits would better ensure the retention of our officers during the pendency of a potential change in control transaction. Without these benefits, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the entity after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. Our Compensation Committee believes that these benefits therefore serve to enhance stockholder value in any such transaction, and align our officers' interests with those of our stockholders in change in control transactions.

        The potential payments that each of our named executive officers would have received if a change in control or termination of employment had occurred on December 31, 2009 are set forth under the section below titled "Potential Payments Upon Termination or Change in Control".

Retention and Severance Plan

        We adopted our Retention and Severance Plan, or the "retention plan," which provides for the acceleration of vesting of equity awards and severance benefits in connection with a participant's involuntary termination of employment, whether following a "change in control" or otherwise. Each of our officers, including our named executive officers, is eligible to receive benefits under the retention plan. The extent of vesting acceleration and amount of severance payable to an officer is based on whether an officer is a "key employee," "vice president," "senior vice president" or the "chief executive officer."

        A change in control under our retention plan is deemed to occur if:

  •
  any person or entity becomes the "beneficial owner," directly or indirectly, of our securities representing 50% of the total fair market value or total combined voting power of the Company's then-outstanding securities entitled to vote generally in the election of directors, subject to certain exceptions;

  •
  we are a party to a merger or consolidation or similar corporate transaction, or series of related transactions, which results in the holders of our voting securities outstanding immediately prior to such transaction(s) failing to retain immediately after such transaction(s) direct or indirect beneficial ownership of more than 50% of the total combined voting power of the securities entitled to vote generally in the election of our directors or the surviving entity outstanding immediately after such transaction(s), subject to certain exceptions;

  •
  the sale, exchange or transfer of all or substantially all of our assets or consummation of any transaction, or series of related transactions, having similar effect (other than a sale or disposition to one or more of our subsidiaries); or

  •
  a change in the composition of the Board within any consecutive 12-month period as a result of which fewer than a majority of the directors are "incumbent directors" (as defined in the retention plan).

        If the surviving or acquiring entity in a change in control does not assume or otherwise issue substitutes for equity awards whose vesting is based on continued service alone ("service-based equity awards"), then, immediately prior to the change in control, 100% of the unvested portion of awards held by each participant would become vested in full. In addition, all equity awards whose vesting is based on achievement of performance goals ("performance-based equity awards") would vest in full immediately prior to the change in control in an amount that would vest had the target level of performance been achieved. In either case, continued employment to the time of the change in control is a condition to acceleration of vesting of a participant's equity awards, except as otherwise provided by the retention plan in the event of involuntary termination.

        Without the above-described acceleration of equity awards, officers may be tempted to leave us prior to the closing of the change in control, especially if they do not wish to remain with the acquiring or surviving entity, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent.

        The retention plan also provides for severance and health and life insurance continuation benefits, outplacement benefits and certain acceleration of vesting of equity awards in the event the participating officer's employment is involuntarily terminated. For the purposes of the retention plan, involuntary termination means termination of employment by the company other than for "cause" or the participant's death or permanent disability, or the participant's resignation for "good reason" (each, a "triggering termination"). The specific benefits provided vary depending on whether involuntary termination occurs within 18 months after the change in control or at other times not in connection with a change in control. In any case, the severance benefits provided and equity award vesting acceleration that occurs in connection with a triggering termination are conditioned on the officer's execution of a general release of all claims against us in a form prescribed by the retention plan.

        If a participant's employment is involuntarily terminated within 18 months after a change in control, then the participant is entitled to certain payments based on the participant's monthly base salary and annual incentive bonus rates, together with certain additional benefits, as follows:

  •
  The participant would receive a lump sum payment equal to the sum of the participant's monthly base salary rate and monthly annual incentive bonus rate for a specified number of months based on the participant's position: (1) 24 months if the participant is the chief executive officer, (2) 18 months if the participant is a senior vice president, (3) 12 months if the participant is a vice president, and (4) nine months if the participant is a key employee.

  •
  The participant would continue to receive health and life insurance benefits for (1) 24 months, if the participant is the chief executive officer, (2) 18 months if the participant is a senior vice president, (3) 12 months if the participant is a vice president, and (4) nine months if a participant is a key employee.

  •
  100 percent of the unvested portion of the equity awards held by the participant, including awards granted by the surviving or acquiring entity after the change in control, would become vested.

  •
  Stock options held by the participant would remain exercisable for one year after termination of employment.

  •
  The participant would receive outplacement services for a period of six months.

        If a participant's employment is involuntarily terminated at any time other than within 18 months after a change in control, then the participant is entitled to certain payments based on the participant's monthly base salary rate alone, together with certain additional benefits, as follows:

  •
  The participant would receive a lump sum payment equal to the participant's monthly base salary rate and monthly annual incentive bonus rate for a number of months based on the participant's position: (1) 18 months if the participant is the chief executive officer, (2) 12 months if the participant is a senior vice president, (3) nine months if the participant is a vice president, and (4) six months if the participant is a key employee.

  •
  The participant would continue to receive health and life insurance benefits for (1) 18 months if the participant is the chief executive officer, (2) 12 months if the participant is a senior vice president, (3) nine months if the participant is a vice president, and (4) six months if the participant is a key employee.

  •
  Any unvested service-based equity awards held by the participant, which would otherwise vest during the one year following termination, would become vested. Except for awards intended to quality for exemption under Section 162(m) of the Code, the vesting of performance-based equity awards would accelerate to the extent that the award would vest had the target level of performance been achieved, subject to proration if the performance period would have continued for more than 12 months beyond the date of the participant's termination of employment, in the case of performance-based equity awards intended to qualify for exemption under Section 162(m) of the Code, the extent of accelerated vesting would be determined by the actual achievement of the applicable performance goals at the end of the performance period, subject to proration if the performance period extends more than 12 months beyond the participant's termination of employment.

  •
  Stock options held by the participant would remain exercisable for one year after termination of employment.

  •
  The participant would receive outplacement services for a period of six months.

        For purposes of the retention plan, the term "monthly base salary rate" means an amount equal to the officer's monthly base salary immediately prior to the triggering termination (without giving effect to any reduction constituting "good reason" for resignation) or, if greater, the officer's monthly base salary immediately prior to the change in control. The term "monthly annual incentive bonus rate" means a quotient determined by dividing by 12 whichever of the following amounts is the greatest: (1) the aggregate amount of all annual incentive bonuses earned by the officer during the fiscal year immediately prior to the year of the change in control, (2) the aggregate amount of all annual incentive bonuses earned by the officer during the fiscal year immediately prior to the year of the triggering termination, or (3) the aggregate of all annual incentive bonuses that would be earned by the officer at the targeted annual rate assuming attainment of 100% of all applicable performance goals in the year which the triggering termination occurs. For this purpose, annual incentive bonuses do not include signing bonuses, retention bonuses or other nonrecurring cash awards that are not part of an annual incentive bonus program.

        For purposes of the retention plan, the term "cause" means the occurrence of any of the following:

  •
  Such participant's theft, dishonesty, willful misconduct, breach of fiduciary duty for personal profit, or falsification of any of our documents or record;

  •
  Such participant's material failure to abide by our code of conduct or other written policies (including, without limitation, policies relating to confidentiality and reasonable workplace conduct);

  •
  Such participant's material and intentional unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of ours (including, without limitation, such participant's improper use or disclosure of our confidential or proprietary information);

  •
  Such participant's intentional act which has a material detrimental effect on our reputation or business;

  •
  Such participant's repeated failure or inability to perform any reasonable assigned duties after written notice of, and a reasonable opportunity to cure, such failure or inability;

  •
  Such participant's material breach of any employment, service, non-disclosure, non-competition, non-solicitation or other similar agreement of ours, which breach is not cured pursuant to the terms of such agreement or within 20 days of receiving written notice of such breach; or

  •
  Such participant's conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs such participant's ability to perform his or her duties to us.

        For purposes of the retention plan, the term "good reason" means the occurrence of any of the following conditions without such participant's informed written consent:

  •
  A material diminution in such participant's authority, duties or responsibilities, causing such participant's position to be of materially lesser rank or responsibility;

  •
  A material diminution in the authority, duties or responsibilities of the supervisor to whom such participant is required to report, causing such supervisor's position to be of materially lesser rank or responsibility; or, if such participant reports to the Board, a requirement that such participant report to a corporate officer or employee other than directly to the Board or the board of any parent company of ours;

  •
  a material reduction in such participant's base salary rate or annual incentive bonus target rate, unless reductions comparable in amount and duration are concurrently made for all other officers and key employees of ours;

  •
  a change in such participant's work location that increases the regular one-way commute distance between such participant's residence and work location by more than 30 miles; or

  •
  any action or inaction by us or our successor that constitutes a material breach with respect to such participant of the retention plan or an employment agreement under which such participant provides services to us.

        The offer letter we entered into with Faheem Hasnain, our Chief Executive Officer, provided that his participation agreement under the Retention and Severance Plan would provide for a tax "gross-up" payment to Mr. Hasnain in the event that an excise tax payment becomes payable by Mr. Hasnain under Sections 280G and 4999 of the Internal Revenue Code, which excise tax may be due in certain change of control events. The effect of the tax "gross-up" payment is that the net amount retained by him from all payments after deduction of applicable taxes, including excise tax, penalties and interest with respect to these payments, would equal the net amount that he would have retained in the absence of the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code.

Employment Arrangements

        We entered into employment offer letters with each of our named executive officers in connection with their start of employment with us. None of these employment offer letters indicates a specific term of employment, each officer is an "at-will" employee and each officer's employment may be terminated by us or the named executive officer at any time. Each offer letter specifies the officer's initial annual base salary and annual target bonus, which are set forth in the table below. Certain additional terms of our employment arrangements with Mr. Hasnain, Dr. Llana and Dr. Rolfe are summarized below.

Named Executive Officer	Initial Annual Base Salary	Initial Annual Target Bonus
Faheem Hasnain	$550,000	75.0%
Andrew Guggenhime	$362,050	37.5%
Maninder Hora	$294,150	30.0%
Ted Llana	$300,000	37.5%
Mark Rolfe	$320,000	37.5%

Faheem Hasnain

        Our employment offer letter with Mr. Hasnain specifies that he would receive a monthly housing allowance of $6,000 until the earlier of his termination of employment or October 1, 2010. The offer letter also provided that Mr. Hasnain would be granted (1) an option to acquire 300,000 shares of our common stock and (2) a restricted stock award for 100,000 shares of our common stock; we granted these awards to Mr. Hasnain on January 23, 2009. The offer letter also provides that Mr. Hasnain's participation agreement under our retention plan will provide for a "gross-up" payment to Mr. Hasnain in the event that an excise tax payment becomes payable by Mr. Hasnain under Sections 280G and 4999 of the Internal Revenue Code, which excise tax may be due in certain change of control events, in connection with payments and benefits Mr. Hasnain may receive under our retention plan described above under the heading "Retention and Severance Plan."

Ted Llana

        Our employment offer letter with Dr. Llana also specifies that he would receive a new hire bonus of $20,000 and certain relocation benefits. We also agreed to grant to Dr. Llana shares of restricted stock and an option to purchase shares of our common stock; we granted these awards to Dr. Llana on January 23, 2009.

Mark Rolfe

        Our employment offer letter with Dr. Rolfe also specifies that he would receive a new hire bonus of $100,000 and certain relocation benefits. We also agreed to recommend that our Compensation Committee approve a grant to Dr. Rolfe of shares of restricted stock and an option to purchase shares of our common stock; we granted these awards to Dr. Rolfe on August 20, 2009.

Tax Considerations

        Our Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations, which restrict deductibility for federal income tax purposes of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. The members of our Compensation Committee qualify as outside directors for purposes of exempting executive compensation from the limits on deductibility under Section 162(m). Our Compensation Committee is solely responsible for granting stock options to officers. In the future, our Compensation Committee will continue to evaluate the advisability of exempting executive compensation from the deductibility limits of Section 162(m). Our Compensation Committee's policy is to qualify our executives' compensation for deductibility under applicable tax laws to the maximum extent possible, consistent with our compensation objectives.

Stock Ownership Guidelines

        The Board believes that ownership of our common stock by our officers and directors promotes a focus on long-term growth and aligns the interests of our officers and directors with those of our stockholders, however, the Board has not adopted formal stock ownership guidelines that would apply to our executive officers and directors to mandate or encourage any particular ownership level.

Prohibition against Certain Equity Transactions

        Our Trading Compliance Policy prohibits our officers and directors from engaging in "short" sales and hedging or monetization transactions which could reasonably cause our officers and directors to have interests adverse to our stockholders. "Short" sales, which are sales of shares of common stock by a person that does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline in value. We prohibit our officers and directors from entering into "short" sales because such transactions signal to the market that the officer or director has no confidence in us or our short-term prospects and may reduce the officer's or director's incentive to improve our performance. In addition, Section 16(c) of the Exchange Act expressly prohibits officers and directors from engaging in short sales. Our officers and directors are also prohibited under our Trading Compliance Policy from entering into hedging or monetization transactions, such as zero-cost collars and forward sale contracts, which allow a party to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions would allow someone to continue to own the covered securities, but without the full risks and rewards of ownership. If an officer or director were to enter into such a transaction, the officer or director would no longer have the same objectives as our other stockholders.

 REPORT OF THE COMPENSATION COMMITTEE*

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based on this review and these discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment for filing with the SEC.

    Respectfully submitted,

    Gary Lyons, Chairperson
    Brad Goodwin
    Hoyoung Huh
    Kurt von Emster

*
The material in this Amendment is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

        The following table sets forth information concerning the compensation earned by our chief executive officer, our chief financial officer and our three other most highly compensated executive officers (each, a "named executive officer") during 2008 with PDL and the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Faheem Hasnain	2009	571,154		—		858,810		1,794,658		440,000	(2)	76,290	(3)	3,740,912
President and Chief	2008	112,115	(4)	—		1,167,500	(5)	2,250,690	(5)	103,125	(6)	25,787	(7)	3,659,217
Executive Officer

Andrew Guggenhime	2009	379,975		179,000	(8)	315,926		683,040		172,000	(2)	5,561	(9)	1,735,502
Senior Vice President	2008	345,804		116,000	(8)	111,400		—		180,000	(6)	4,619	(9)	757,823
and Chief Financial	2007	348,081		17,755		—		382,487		97,245		3,668	(9)	849,236
Officer

Maninder Hora	2009	305,464		112,500	(8)	129,256		334,598		104,000	(2)	7,412	(9)	993,230
Vice President, Product	2008	280,951		97,500	(8)	—		—		110,000	(6)	192,664	(10)	681,115
and Quality Operations	2007	280,125		4,622		—		235,260		62,608		4,371	(9)	586,986

Ted Llana	2009	292,722	(11)	20,000	(12)	460,457		440,078		149,000	(2)	35,863	(13)	1,398,120
Senior Vice President,
Commercial and
Corporate
Development

Mark Rolfe(18)	2009	112,000	(14)	100,000	(15)	231,676		425,760		55,000	(2)	48,965	(16)	973,401
Senior Vice President
and Chief Scientific
Officer

(1)
Amounts listed in this column reflect the aggregate grant date fair value of stock and option awards granted during 2009 to officers computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts for awards in 2009, 2008 and 2007 are included in Note 3 to the Company's audited financial statements for fiscal year ended December 31, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2010.

(2)
This amount reflects the amount of cash bonus earned under the 2009 Bonus Program.

(3)
Consists of (A) matching contributions made to Mr. Hasnain under the Company's 401(k) plan, (B) insurance premiums paid with respect to life insurance for the benefit of Mr. Hasnain and (C) a monthly housing allowance in accordance with Mr. Hasnain's employment offer letter.

(4)
Mr. Hasnain's annual base salary in 2008 was $550,000. The amount of salary earned is lower than his base salary, however, because Mr. Hasnain joined PDL in October 2008.

(5)
Represents the aggregate grant date fair value of equity awards granted by PDL to Mr. Hasnain in October 2008 upon the start of his employment with PDL. These awards were forfeited in their entirety on December 18, 2008 without having vested or been exercised.

(6)
This amount reflects the amount of cash bonus earned under the 2008 Bonus Program.

(7)
Pursuant to the offer letter Mr. Hasnain entered into with both PDL and Facet, he is entitled to a $6,000 monthly housing allowance and reimbursement of up to $7,500 of his attorneys' fees incurred in connection with his negotiation of his offer letter with PDL. This amount consists of three months of the housing allowance benefit and reimbursement of Mr. Hasnain's attorneys' fees.

(8)
In 2008, PDL's Compensation Committee approved time-based cash retention bonuses payable to certain of our named executive officers. The dates on which many of these retention bonuses were earnable extended to the end of 2009. We assumed these retention bonus obligations in connection with the Spin-off and entered into retention bonus letter agreements with the named executive officers listed in the tables below. The circumstances in which these retention bonuses were adopted were unique and we do not expect to implement similar retention programs in the foreseeable future.

	Retention Bonus Payment Dates in 2009
	January 31, 2009	May 31, 2009	June 30, 2009	September 4, 2009	December 31, 2009
Andrew Guggenhime	$25,000	—	$66,000	—	$88,000
Maninder Hora	—	$45,000	—	$67,500	—

	Retention Bonus Payment Dates in 2008
	July 31, 2008	September 30, 2008	October 31, 2008	December 1, 2008
Andrew Guggenhime	$25,000	$66,000	$25,000	—
Maninder Hora	—	$30,000	—	$67,500
(9)
Consists of (A) matching contributions made to the officer under the Company's 401(k) plan and (B) insurance premiums paid with respect to life insurance for the benefit of the officer.

(10)
Consists of (A) matching contributions PDL made to Dr. Hora under PDL's 401(k) plan, (B) insurance premiums paid with respect to life insurance for the benefit of Dr. Hora and (C) a relocation payment of $185,048 that PDL paid to Dr. Hora in connection with his purchase of a residence pursuant to a letter agreement between Dr. Hora and PDL.

(11)
Dr. Llana's annual base salary in 2009 was $300,000. The amount of salary earned is lower than his base salary, however, because Dr. Llana joined us in January 2009.

(12)
Consists of a hiring bonus paid to Dr. Llana at the start of his employment in January 2009.

(13)
Consists of (A) matching contributions made to Dr. Llana under the Company's 401(k) plan, (B) insurance premiums paid with respect to life insurance for the benefit of Dr. Llana and (C) a relocation allowance in accordance with Dr. Llana's employment offer letter.

(14)
Dr. Rolfe's annual base salary in 2009 was $320,000. The amount of salary earned is lower than his base salary, however, because Dr. Rolfe joined us in August 2009.

(15)
Consists of a hiring bonus paid to Dr. Rolfe at the start of his employment in August 2009.

(16)
Consists of (A) matching contributions made to Dr. Rolfe under the Company's 401(k) plan, (B) insurance premiums paid with respect to life insurance for the benefit of Dr. Rolfe and (C) a relocation allowance in accordance with Dr. Rolfe's employment offer letter.

Grants of Plan-Based Awards During 2009

        Please see the sections titled "Re-engagement and Value-Transfer Grants" above and the descriptions of our employment arrangements with Mr. Hasnain above regarding equity awards we made to our executive officers in early 2009.

        The following table lists each equity award we granted to our named executive officers during 2009.

Name	Grant Date		Date of Board of Directors Action	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
Faheem Hasnain	01-23-2009	(1)	01-23-2009	100,000	300,000	$6.17	$1,883,180
	08-06-2009	(2)	07-28-2009	27,667	83,000	$9.95	$770,287
Andrew Guggenhime	01-23-2009	(1)	01-23-2009	21,330	64,000	$6.17	$401,725
	01-23-2009	(1)	01-23-2009	8,270	—	—	$51,026
	04-02-2009	(3)	04-02-2009	—	20,980	$9.55	$121,558
	08-06-2009	(2)	07-28-2009	15,251	45,760	$9.95	$424,657
Maninder Hora	01-23-2009	(1)	01-23-2009	10,650	32,000	$6.17	$200,770
	01-23-2009	(1)	01-23-2009	2,756	—	—	$17,005
	04-02-2009	(3)	04-02-2009	—	16,856	$9.55	$97,664
	08-06-2009	(2)	07-28-2009	5,325	16,000	$9.95	$148,416
Ted Llana	01-23-2009	(1)	01-23-2009	21,330	64,000	$6.17	$401,725
	08-06-2009	(2)	07-28-2009	8,896	26,693	$9.95	$247,711
	09-21-2009		09-21-2009	15,000	—	—	$251,100
Mark Rolfe	08-20-2009	(4)	08-18-2009	21,333	64,000	$10.86	$657,436

(1)
The equity awards granted on January 23, 2009 are discussed further in the section titled "Re-engagement and Value-Transfer Grants."

(2)
Our Compensation Committee approved this award on July 28, 2009, which was shortly before the anticipated public release of the Company's results of operations and financial condition for the quarter and six months ended June 30, 2009 (the "Q2 Earnings"). As a result, our Compensation Committee determined to make these grants effective as of the date that was two trading days after the public release of the Q2 Earnings.

(3)
The equity awards granted on April 2, 2009 are discussed further in the section titled "Re-engagement and Value-Transfer Grants."

(4)
Our Compensation Committee approved this award on August 18, 2009, which grant was conditioned on the start of Mr. Rolfe's employment with the Company, which began two days later on August 20, 2009.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information regarding each unexercised option to purchase shares of our common stock and shares of unvested restricted common stock held by each of our named executive officers as of December 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Faheem Hasnain	87,500	212,500	(1)	$6.17	01-23-2016
	6,916	76,084	(2)	$9.95	08-06-2016
						75,000	(3)	$1,316,250
						27,667	(4)	$485,556
Andrew Guggenhime	14,666	49,334	(5)	$6.17	01-23-2016
	20,980	—		$9.55	04-02-2016
	3,813	41,947	(6)	$9.95	08-06-2016
						21,330	(7)	$374,342
						4,135	(8)	$72,569
						15,251	(9)	$267,655
Maninder Hora	7,333	24,667	(10)	$6.17	01-23-2016
	16,856	—		$9.55	04-02-2016
	1,333	14,667	(11)	$9.95	08-06-2016
						10,650	(12)	$186,908
						1,378	(13)	$24,184
						5,235	(14)	$91,874
Ted Llana	—	64,000	(15)	$6.17	01-23-2016
	2,224	24,469	(16)	$9.95	08-06-2016
						21,330	(17)	$374,342
						8,896	(18)	$156,125
						15,000	(19)	$263,250
Mark Rolfe	—	64,000	(20)	$10.86	08-20-2016
						21,333	(21)	$374,394

(1)
Mr. Hasnain will vest in 6,250 shares subject to this option each month through the final vest date of October 1, 2012, subject to his continued employment.

(2)
Mr. Hasnain will vest in 1,729 shares subject to this option each month through the final vest date of August 6, 2013, subject to his continued employment.

(3)
Mr. Hasnain will vest in 25,000 shares subject to this restricted stock award annually on October 1st through the final vest date of October 1, 2012, subject to his continued employment.

(4)
Mr. Hasnain will vest in 9,222 shares subject to this restricted stock award annually on August 6th through the final vest date of August 6, 2012, subject to his continued employment.

(5)
Mr. Guggenhime will vest in 1,333 shares subject to this option each month through the final vest date of January 23, 2013, subject to his continued employment.

(6)
Mr. Guggenhime will vest in 953 shares subject to this option each month through the final vest date of August 6, 2013, subject to his continued employment.

(7)
Mr. Guggenhime will vest in 7,110 shares subject to this restricted stock award annually on January 23rd through the final vest date of January 23, 2012, subject to his continued employment.

(8)
Mr. Guggenhime will vest in the remaining 4,135 shares subject to this restricted stock award on April 23, 2010, subject to his continued employment.

(9)
Mr. Guggenhime will vest in 5,084 shares subject to this restricted stock award annually on August 6th through the final vest date of August 6, 2012, subject to his continued employment.

(10)
Mr. Hora will vest in 666 shares subject to this option each month through the final vest date of January 23, 2013, subject to his continued employment.

(11)
Mr. Hora will vest in 333 shares subject to this option each month through the final vest date of August 6, 2013, subject to his continued employment.

(12)
Mr. Hora will vest in 3,550 shares subject to this restricted stock award annually on January 23rd through the final vest date of January 23, 2012, subject to his continued employment.

(13)
Mr. Hora will vest in the remaining 1,378 shares subject to this restricted stock award on July 24, 2010, subject to his continued employment.

(14)
Mr. Hora will vest in 1,775 shares subject to this restricted stock award annually on August 6th through the final vest date of August 6, 2012, subject to his continued employment.

(15)
Mr. Llana will vest in 16,000 shares subject to this option on January 6, 2010, after which he will vest in 1,333 shares subject to this option each month through the final vest date of January 6, 2013, all such vesting being subject to his continued employment.

(16)
Mr. Llana will vest in 556 shares subject to this option each month through the final vest date of August 6, 2013, subject to his continued employment.

(17)
Mr. Llana will vest in 5,333 shares subject to this restricted stock award annually on January 6th through the final vest date of January 6, 2013, subject to his continued employment.

(18)
Mr. Llana will vest in 2,965 shares subject to this restricted stock award annually on August 6th through the final vest date of August 6, 2012, subject to his continued employment.

(19)
Mr. Llana will vest in 5,000 shares subject to this restricted stock award annually on September 21st through the final vest date of September 21, 2012, subject to his continued employment.

(20)
Mr. Rolfe will vest in 16,000 shares subject to this option on August 20, 2010, after which he will vest in 1,333 shares subject to this option each month through the final vest date of August 20, 2013, all such vesting being subject to his continued employment.

(21)
Mr. Rolfe will vest in 7,111 shares subject to this restricted stock award annually on August 20th through the final vest date of August 20, 2012, subject to his continued employment.

Option Exercises and Stock Vested in 2009

        The following table lists the number of shares of our common stock acquired upon exercise of options by each named executive officer during 2009 and the number of shares of restricted common stock held by each named executive officer that vested during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Faheem Hasnain	—	—	25,000	$434,250
Andrew Guggenhime	—	—	4,135	$40,482
Maninder Hora	—	—	1,378	$11,410
Mark Rolfe	—	—	—	—
Ted Llana	—	—	—	—

(1)
Value realized on vesting equals the market value of the shares that vested on the vesting date(s).

Potential Payments Upon Termination or Change in Control

        The tables below identify the potential payments that each of our named executive officers would have received in the event of a change in control or termination of employment assuming that the transaction or termination occurred on December 31, 2009 based on our closing price of $17.55 per Share on the Nasdaq Global Select Market as of that date. Except as noted below, all of the potential payments listed in the table below are payments that would have been made pursuant to the terms of our retention plan discussed above under the heading "Change in Control and Severance Benefits."

	Acceleration of Vesting
				Continuation of Benefits and Outplacement Services(2)
	Stock Options	Restricted Stock	Severance Payment(1)		Tax Gross-Up Payments	Total
Faheem Hasnain
• Change in control transaction (options not assumed)(3)	$2,996,488	$1,801,806	$—	$—	$—	$4,798,294
• Change in control employment termination(4)	$2,996,488	$1,801,806	$1,980,000	$59,363	$1,337,627	$8,175,284
• Employment termination absent a change in control(5)	$1,011,200	$600,596	$1,485,000	$47,022	$—	$3,143,818
Andrew Guggenhime
• Change in control transaction (options not assumed)(3)	$880,218	$714,566	$—	$—	$—	$1,594,784
• Change in control employment termination(4)	$880,218	$714,566	$801,075	$47,094	$—	$2,442,953
• Employment termination absent a change in control(5)	$269,024	$237,746	$534,050	$34,729	$—	$1,075,549
Maninder Hora
• Change in control transaction (options not assumed)(3)	$392,180	$304,545	$—	$—	$—	$696,725
• Change in control employment termination(4)	$392,180	$304,545	$398,150	$34,776	$—	$1,129,651
• Employment termination absent a change in control(5)	$121,440	$117,638	$298,613	$28,582	$—	$566,272
Ted Llana
• Change in control transaction (options not assumed)(3)	$914,284	$793,716	$—	$—	$—	$1,708,001
• Change in control employment termination(4)	$914,284	$793,716	$682,500	$47,094	$—	$2,437,595
• Employment termination absent a change in control(5)	$399,705	$233,397	$455,000	$34,729	$—	$1,122,832
Mark Rolfe
• Change in control transaction (options not assumed)(3)	$428,160	$374,394	$—	$—	$—	$802,554
• Change in control employment termination(4)	$428,160	$374,394	$672,375	$47,094	$—	$1,522,023
• Employment termination absent a change in control(5)	$142,718	$124,798	$448,250	$34,729	$—	$750,495

(1)
The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment. Severance payments are based on the officer's annual base salary and annual incentive bonus rate as of December 31, 2009.

(2)
Represents the present value of the continuation of our current employee benefits, including medical, dental, disability and life insurance as well as the value of six months of outplacement services under our retention plan. Under our retention plan, benefits continue for 24 months after a triggering termination for our Chief Executive Officer, 18 months after a triggering termination for our senior vice presidents and 12 months after a triggering termination for our vice presidents.

(3)
If a "change in control" under our retention plan occurs and the surviving or acquiring entity in the change in control transaction neither assumes the officer's equity awards nor issues substitute awards, then 100% of the unvested portion of equity awards held by the officer would become vested in full and all equity awards the vesting of which is based on achievement of performance goals would vest in full immediately prior to the change in control in an amount that would vest had the target level of performance been achieved.

(4)
The amounts in this row were determined on the assumption that a "change in control" under our retention plan occurred and a triggering termination occurred with respect to the officer's employment. In this event, 100% of the unvested portion of equity awards held by such officer would become vested in full and all equity awards the vesting of which is based on achievement of performance goals would vest in full immediately prior to the change in control in an amount that would vest had the target level of performance been achieved.

(5)
If a triggering termination occurred with respect to the officer's employment absent a change in control, then each equity award the vesting of which is solely conditioned upon the continued service of the officer would vest upon employment termination to the same extent that such equity award would have vested over the 12 months following the employment termination and each equity award the vesting of which is conditioned upon the achievement of performance goals would vest in whole or in part dependent on certain factors pursuant to the terms of our retention plan.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the members of our Compensation Committee was at any time during 2009 one of our officers or employees. None of our officers serves as a member of the board of directors or compensation committee of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.

DIRECTOR COMPENSATION

        The following table sets forth the compensation paid to our non-employee Board members in 2009, and the narrative discussion that follows describes different components of our directors' compensation. Mr. Hasnain, one of our Board members, is also our President and Chief Executive Officer, and as such does not receive additional compensation with respect to his service as a Board member. For a description of Mr. Hasnain's compensation, please see the section above entitled "Executive Officers."

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(1)(2) ($)	All Other Compensation ($)	Total ($)
Brad Goodwin	$149,000	$93,573	$125,363	—	$367,936
Hoyoung Huh, M.D., Ph.D.(3)	$45,167	$128,162	$166,345	—	$339,674
Gary Lyons	$133,500	$75,315	$101,057	—	$309,872
David R. Parkinson, M.D.	$103,125	$75,315	$101,057	—	$279,497
Kurt von Emster(4)	$119,209	$70,101	$94,477	—	$283,787

(1)
Amounts listed in this column reflect the aggregate grant date fair value of stock and option awards granted during 2009 to directors computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts for awards in 2009, 2008 and 2007 are included in Note 3 to the Company's audited financial statements for fiscal year ended December 31, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2010.

(2)
The aggregate number of option and restricted stock awards outstanding at December 31, 2009 held by each of our non-employee directors is set forth in the table below. Information regarding the number of stock and option awards held as of December 31, 2009 by our employee director, Mr. Hasnain, is set forth in the table titled "Outstanding Equity Awards at December 31, 2009" in the "Compensation Discussion and Analysis" section above.

(3)
Dr. Huh joined the Board in September 2009.

(4)
Mr. von Emster joined the Board in February 2009.

	Option Awards
			Stock Awards
	Number of Securities Underlying Unexercised Options— Exercisable	Number of Securities Underlying Unexercised Options— Unexercisable
Director			Number of Shares or Units of Stock That Have Not Vested
Brad Goodwin	18,333	8,334	13,334
Hoyoung Huh, M.D., Ph.D.	4,166	12,501	8,333
Gary Lyons	15,278	6,389	10,833
David R. Parkinson, M.D.	15,278	6,389	10,833
Kurt von Emster	13,889	6,112	10,000

        The cash and equity compensation payable to non-employee directors ("Outside Directors") is described below. Members of the Board who are also employees of the Company are not entitled to any compensation with respect to their service as Board members.

Cash Compensation

  •
  Outside Directors, other than the Chairperson of the Board: $35,000 per year.

  •
  If the Chairperson is an Outside Director, the Chairperson receives a retainer of $50,000 per year in lieu of the $35,000 retainer payable to the other Outside Directors.

  •
  Member of the Audit Committee: $7,500 per year.

  •
  Chairperson of the Audit Committee: $15,000 per year.

  •
  Member of all Board committees other than the Audit Committee: $6,000 per year.

  •
  Chairperson of all Board committees other than the Audit Committee: $12,000 per year.

  •
  Attendance at meetings of the Board: $2,000 per meeting.

  •
  Attendance at Board committee meetings: $1,000 per meeting.

Equity Compensation

  •
  Outside Directors, other than the Chairperson of the Board, receive an initial grant of 8,333 shares of Company restricted stock and an option to purchase 16,667 shares of Company common stock upon election or appointment to the Board.

  •
  Outside Directors, other than the Chairperson of the Board, receive an annual grant of 5,000 shares of Company restricted stock and an option to purchase 10,000 shares of common stock, except that the first annual grant to a new director is prorated if the new director was elected or appointed in between annual stockholder meetings.

  •
  If the Chairperson of the Board is an Outside Director, the Chairperson of the Board receives an initial grant of 10,000 shares of Company restricted stock and an option to purchase 20,000 shares of Company common stock upon election or appointment to the Board.

  •
  If the Chairperson of the Board is an Outside Director, the Chairperson of the Board receives an annual grant of 6,667 shares of Company restricted stock and an option to purchase 13,333 shares of common stock, except that the first annual grant to a new Chairperson of the Board is prorated if the new Chairperson of the Board was elected or appointed in between annual stockholder meetings.

        Stock options granted to Board members customarily vest monthly over 12 months and restricted stock granted to the Board members customarily vests approximately one year after grant, in each case subject to the Board member's continued service to the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS APPROVED BY STOCKHOLDERS

        As of December 31, 2009, we maintained two equity compensation plans that provide for the issuance of common stock-based awards to officers and other employees, directors and consultants. These consist of the 2008 Employee Stock Purchase Plan and the 2008 Equity Incentive Plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,194,473	$8.20	1,683,277
Equity compensation plans not approved by stockholders	—	$—	—

Total	2,194,473		1,683,277

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of our common stock as of March 9, 2010 with respect to our current officers and directors, and for those persons or groups that beneficially hold more than 5% of our outstanding shares of common stock. The table contains ownership information for:

  •
  each person who is known by us, based on the records of our transfer agent and relevant documents filed with the SEC, to own beneficially more than 5% of the outstanding shares of our common stock;

  •
  each member of or nominee to the Board;

  •
  each of our named executive officers; and

  •
  all members of the Board and our executive officers as a group.

        Unless otherwise specified, the address of each named individual in the table below is the address of the Company.

Name of Beneficial Owner or Identity of Group(1)	Shares of Common Stock Beneficially Owned	Percent of Class
BVF Partners L.P.(2)	3,971,121	15.7%
900 North Michigan Avenue, Suite 1100
Chicago, Illinois 60611
The Baupost Group, L.L.C.(3)	3,506,875	13.9%
10 St. James Avenue, Suite 1700
Boston, Massachusetts 02116
BlackRock, Inc.(4)	1,836,674	7.3%
40 E. 52nd Street
New York, New York 10022
NB Public Equity K/S(5)	1,538,338	6.1%
Oestergade 5, 3rd floor
DK-1100, Copenhagen K
Denmark
Brad Goodwin(6)	37,778	*
Hoyoung Huh, M.D., Ph.D.(7)	19,444	*
Gary Lyons(8)	30,833	*
David R. Parkinson, M.D.(9)	30,833	*
Kurt von Emster(10)	27,222	*
Faheem Hasnain(11)	255,442	1.0%
Andrew Guggenhime(12)	95,549	*
Maninder Hora(13)	51,175	*
Ted Llana(14)	72,219	*
Mark Rolfe	22,446	*
All directors and executive officers as a group (10 persons)(15)	642,941	2.5%

*
Less than 1%

(1)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)
All information included in this table and this footnote regarding the beneficial ownership of Biotechnology Value Fund, L.P. ("BVF"), Biotechnology Value Fund II, L.P. ("BVF2"), BVF Investments, L.L.C. ("BVLLC"), Investment 10, L.L.C. ("ILL10"), BVF Partners L.P. ("Partners"), BVF Inc. ("BVF Inc.") and Mark N. Lampert ("Mr. Lampert") is based on our review of Amendment No. 2 to Schedule 13D filed with the SEC by BVF, BVF2, BVLLC, ILL10, Partners, BVF Inc. and Mr. Lampert on February 2, 2010 regarding the beneficial ownership of our common stock (the "BVF 13D"). According to the BVF 13D, BVF beneficially owns 915,121 shares, or 3.6% of our common stock; BVF2 beneficially owns 634,000 shares, or 2.5% of our common stock; BVLLC beneficially owns 2,195,000 shares, or 8.7% of our common stock; ILL10 beneficially owns 227,000 shares, or less than 1% of our common stock; and Partners, BVF Inc. and Mr. Lampert each beneficially owns 3,971,121 shares, or 15.7% of our common stock. The BVF 13D also states that each of the reporting persons on the BVF 13D may be deemed to be a member of a group for the purpose of Section 13(d) or 13(g) of the Exchange Act. The table below reflects the number of shares of our common stock to which BVF, BVF2, BVLLC, ILL10, Partners, BVF Inc. and Mr. Lampert have sole voting power, shared voting power, sole dispositive power and shared dispositive power according to the BVF 13D.

	BVF	BVF2	BVLLC	ILL10	Partners	BVF Inc.	Mr. Lampert
Sole voting power (shares)	0	0	0	0	0	0	0
Shared voting power (shares)	915,121	634,000	2,195,000	227,000	3,971,121	3,971,121	3,971,121
Sole dispositive power (shares)	0	0	0	0	0	0	0
Shares dispositive power (shares)	915,121	634,000	2,195,000	227,000	3,971,121	3,971,121	3,971,121
(3)
All information included in this footnote regarding the beneficial ownership of The Baupost Group, L.L.C. ("Baupost"), SAK Corporation ("SAK"), and Seth A. Klarman ("Mr. Klarman") is based on our review of Amendment No. 3 to Schedule 13D filed with the SEC by Baupost, SAK and Mr. Klarman on December 16, 2009 regarding their beneficial ownership of our common stock (the "Baupost 13D"). According to the Baupost 13D, BVP LP beneficially owns 1,238,128 shares, or 4.9% of our common stock; and Baupost, SAK and Mr. Klarman each beneficially owns 3,506,875 shares, or 13.9% of our common stock. The table below reflects the number of shares of our common stock to which Baupost, BVP LP, SAK and Mr. Klarman have sole voting power, shared voting power, sole dispositive power and shared dispositive power according to the Baupost 13D.

	BVP LP	Baupost	SAK	Mr. Klarman
Sole voting power (shares)	0	0	0	0
Shared voting power (shares)	1,238,128	3,506,875	3,506,875	3,506,875
Sole dispositive power (shares)	0	0	0	0
Shares dispositive power (shares)	1,238,128	3,506,875	3,506,875	3,506,875
(4)
All information included in this footnote regarding the beneficial ownership of BlackRock, Inc. ("BlackRock") is based on our review of Schedule 13G filed with the SEC by BlackRock on January 29, 2010 regarding its beneficial ownership of our common stock (the "BlackRock 13G"). According to the BlackRock 13G, BlackRock owns 1,836,674 shares, or 7.3%, of our common stock and has sole voting and dispositive power with respect to these shares.

(5)
All information included in this footnote regarding the beneficial ownership of NB Public Equity K/S ("NB"), NB Public Equity Komplementar ApS ("NB KAS"), Cora Madsen ("Ms. Madsen"), Christian Hansen ("Mr. Hansen") and Florian Schönharting ("Mr. Schönharting") is based on our review of Amendment No. 1 to Schedule 13G filed with the SEC by NB, NB KAS, Ms. Madsen, Mr. Hansen and Mr. Schönharting on February 16, 2010 regarding their beneficial ownership of our common stock (the "NB 13G"). According to the NB 13G, NB, NB KAS, Ms. Madsen, Mr. Hansen and Mr. Schönharting each beneficially owns 1,538,338 shares, or 6.1%, of our common stock and each shares voting and dispositive power with respect to these shares.

(6)
Includes 24,444 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(7)
Includes 11,111 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(8)
Includes 20,000 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(9)
Includes 20,000 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(10)
Includes 17,222 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(11)
Includes 134,312 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(12)
Includes 49,560 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(13)
Includes 29,856 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(14)
Includes 29,337 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

(15)
Consists of all shares beneficially owned by our directors and executive officers who served in that capacity as of March 9, 2010. Includes 335,842 shares issuable upon the exercise of options which are currently exercisable or will become exercisable by May 8, 2010, the date 60 days after March 9, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Independence

        In March 2010, the Board, based on the recommendation of our Nominating and Governance Committee, determined that each of the directors listed below, representing a majority of the Board, is an independent director under Rule 5605(a)(2) of the Nasdaq Marketplace rules for listed companies.

Independent Directors

  •
  Brad Goodwin

  •
  Hoyoung Huh, M.D., Ph.D.

  •
  Gary Lyons

  •
  David R. Parkinson, M.D.

  •
  Kurt von Emster

        The Board, based on the recommendation of our Nominating and Governance Committee, also determined that each member of our Audit, Compensation and Nominating and Governance Committees was independent during 2009, and is currently independent, under Nasdaq's Marketplace rules for listed companies.

Certain Relationships and Related Person Transactions

        In 2009 we were not a party to any transaction in which the amount involved exceeds $120,000 and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, other than the compensation paid to our executive officers with respect to their employment relationship with us and compensation paid to our non-employee directors for their service as members of the Board, which compensation is disclosed herein. All other relationships previously considered by the Audit Committee were not deemed material.

        The Company and Trubion Pharmaceuticals, Inc. ("Trubion") are in the process of negotiating an agreement with Nodality pursuant to which the Company, Trubion and Nodality would collaborate in the application of certain of Nodality's technology to the TRU-016 product, which the Company and Trubion are co-developing. Trubion would reimburse Nodality for certain out-of-pocket and personnel costs under the agreement. The Company expects that the aggregate cost of currently planned work under the agreement with Nodality would be approximately $250,000, 50% of which the Company would reimburse Trubion pursuant to the terms of the Company's collaboration agreement with Trubion. David Parkinson, M.D., Ph.D., is a member of our Board and is the President and Chief Executive Officer and a member of the Board of Directors of Nodality. Although we have reviewed with our Audit Committee the possibility of our entering into this agreement with Nodality and the general terms and conditions of this potential agreement, our Audit Committee has not yet formally assessed (1) the materiality of any direct or indirect interest of Dr. Parkinson in the planned agreement among the Company, Trubion and Nodality or (2) the approximate dollar value of the amount of the Dr. Parkinson's interest, if any, in the transaction.

        Our Audit Committee is responsible for reviewing and approving all related person transactions, including transactions with executive officers and directors, for potential conflicts of interests or potential improprieties. Under SEC rules, related person transactions are those transactions to which we are or may be a party to in which the amount involved exceeds $120,000, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment and

Board membership. Our Audit Committee would approve a related person transaction if it determined that the transaction is in our best interests.

        Our directors are required to disclose in an executive session of the Board any potential conflict of interest, or personal interest in a transaction that the Board is considering. Our executive officers are required to disclose any related person transaction to our Compliance Officer who would notify the Audit Committee of the transaction. We also poll our directors on a quarterly basis with respect to related person transactions and their service as an officer or director of other entities.

        Any director involved in a related person transaction that is being reviewed or approved must recuse himself or herself from participation in any related deliberation or decision. Whenever possible, the transaction should be approved in advance and if not approved in advance, must be submitted for ratification promptly after.

        We have not yet adopted written policies and procedures regarding the review and approval or ratification of related-person transactions that the Company would be required to disclose pursuant to Item 404 of Regulation S-K, other than the general proscriptions regarding conflicts of interest set forth in our Code of Business Conduct, which is applicable to all of our officers, directors, and employees.

Board Structure and Risk Oversight

        The Board believes that separate individuals should, generally, hold the positions of Chairperson of the Board and Chief Executive Officer, and that the Chairperson should not be an employee of the Company. Since the Spin-off of the Company, the Chairperson of the Board has been an independent, non-employee member of the Board. The Chairperson of the Board is responsible for coordinating the Board's activities, including the scheduling of meetings and executive sessions of the non-employee directors and the relevant agenda items in each case (in consultation with the Chief Executive Officer as appropriate). The Board believes this leadership structure enhances the Board's oversight of and independence from our management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders and our overall corporate governance.

        The Board meets in executive session after each regular Board meeting to, among other things, assess management's reports to the Board, evaluate the strategic direction of the Company and consider the effectiveness of management and similar matters. The Chairperson customarily meets with the Chief Executive Officer after such independent sessions to communicate the independent directors' views on particular matters.

        The Board has designated five committees to address particular areas of responsibility: the Audit, Compensation, Nominating and Governance, Scientific Review and Equity Grant Committees. The Board believes that this structure provides the Board with the opportunity to exercise independent review of the Company's results and to apply more directed oversight of specific functions through its committees.

        The Board exercises it role in the oversight of risk management both directly and through its committees, in particular the Audit Committee. Our senior financial and accounting and legal personnel periodically report to the Audit Committee regarding material risks to our business, among other matters, including in connection with the preparation of periodic reports on Form 10-Q and 10-K, and the Audit Committee meets in executive sessions with representatives of our independent registered public accounting firm. The Board also is periodically apprised by our management of material risks to our business, and changes in material risks to our business, and considers these risks and the Company's efforts to address or mitigate these risks.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Board of Directors appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

        The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports for 2008 and 2009 and for other services rendered related to fiscal 2008 and 2009 on behalf of us, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to us:

Fee Category:	2008	% of Total	2009	% of Total
	(in thousands)
Audit Fees(1)(2)(1)	$1,059	99.9%	$774	83.4%
Audit-Related Fees(3)	—	—	150	16.2%
Tax Fees(4)(3)	—	—	—	—
All Other Fees(5)	2	0.1%	4	0.4%

Total Fees	$1,061	100.0%	$928	100.0%

(1)
Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements as of December 31, 2009, 2008, and 2007 and for each of the four years in the period ended December 31, 2009, the review of our consolidated financial statements for each of the quarterly periods in 2009 as well as those included in our Registration Statement on Form 10, and other services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation.

(2)
Approximately $787,000 of the total Audit Fees billed by Ernst & Young LLP related to fiscal 2008 was paid for by PDL as the costs were incurred prior to the spin-off of Facet from PDL in December 2008.

(3)
Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." The $150,000 in Audit-related fees incurred in 2009 related to the audit of certain carve-out financial statements for portions of our former commercial operations we agreed to prepare for the benefit of EKR Pharmaceuticals. We were fully reimbursed by EKR for all costs incurred in the preparation and audit of those financial statements, including all EY fees incurred.

(4)
Tax fees consist of tax compliance/preparation and other tax services. No such services were incurred in 2008 or 2009.

(5)
"All Other Fees" consists of fees for accounting literature subscription services.

        Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services. Our Audit Committee may delegate pre-approval authority to one or more of its members. During fiscal years 2008 and 2009, our Audit Committee pre-approved all of the services rendered.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (3) Index to Exhibits

Exhibit No.	Exhibit
24.1	Power of Attorney
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  (b)
  Exhibits

          See Exhibits listed under Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACET BIOTECH CORPORATION (REGISTRANT)
By:	/s/ FAHEEM HASNAIN Faheem Hasnain President and Chief Executive Officer (Principal Executive Officer) Date: April 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FAHEEM HASNAIN (Faheem Hasnain)	President and Chief Executive Officer (Principal Executive Officer)	April 19, 2010
/s/ ANDREW L. GUGGENHIME (Andrew L. Guggenhime)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 19, 2010
/s/ HERB C. CROSS (Herb C. Cross)	Vice President, Finance (Principal Accounting Officer)	April 19, 2010
* (Bradford S. Goodwin)	Director	April 19, 2010
* (Gary Lyons)	Director	April 19, 2010
* (David R. Parkinson, M.D.)	Director	April 19, 2010
* (Kurt von Emster)	Director	April 19, 2010
* (Hoyoung Huh)	Director	April 19, 2010

*By:	/s/ ANDREW L. GUGGENHIME Andrew L. Guggenhime Attorney-In-Fact